Form 10-Q
period 1996-09-30
COGNIZANT CORP
filed 1996-11-22
CIK 1019876

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


                              FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------       --------------------

                   Commission file number 1-12275


                     COGNIZANT CORPORATION
------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

          Delaware                                  06-145069
------------------------------------    -------------------------------------
------------------------------------    -------------------------------------
    (State of Incorporation)             (I.R.S. Employer Identification No.)

  200 Nyala Farms, Westport, CT                       06880
------------------------------------     -----------------------------------
------------------------------------     -----------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (203) 222-4200
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                 Shares Outstanding
             Title of Class                      at November 4, 1996
        -------------------------                -------------------
              Common Stock,
         par value $.01 per share                     170,257,540

                              COGNIZANT CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                      PAGE

Item 1. Financial Statements

Condensed Combined Statement of Income (Unaudited)
     Three Months Ended September 30, 1996 and 1995                  3
      Nine Months Ended September 30, 1996 and 1995                  4

Condensed Combined Statement of Cash Flows (Unaudited)
      Nine Months Ended September 30, 1996 and 1995                  5

Condensed Combined Statement of Financial Position (Unaudited)
      September 30, 1996 and December 31, 1995                       6


Notes to Condensed Combined Financial Statements (Unaudited)        7-9

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     9-11



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                           12



PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

COGNIZANT CORPORATION
CONDENSED COMBINED STATEMENT OF INCOME (Unaudited)
(Dollar amounts in thousands except per share amounts)


                                                                                            Three Months Ended
                                                                                               September 30
                                                                                 ------------------------------------------

                                                                                          1996                       1995
                                                                                 --------------          ------------------


Operating Revenue                                                                    $424,188                   $374,521

Operating Costs                                                                       208,687                    175,926

Selling and Administrative Expenses                                                   121,289                    119,265

Depreciation & Amortization                                                            34,017                     32,080

Restructuring Expense                                                                       -                     12,800
                                                                                 --------------          ------------------

Operating Income                                                                       60,195                     34,450

Interest Income                                                                         1,781                      3,023
Interest Expense                                                                         (246)                      (168)
Other Income (Expense) - Net                                                            9,444                     (8,984)
                                                                                 --------------          ------------------
Non-Operating Income (Expense) - Net                                                   10,979                     (6,129)

Income Before Provision for Taxes                                                      71,174                     28,321

Provision for Income Taxes                                                             31,316                     12,836
                                                                                 --------------          ------------------

Net Income                                                                           $ 39,858                   $ 15,485
                                                                                 ==============          ==================


Pro Forma Unaudited Earnings Per Share
     of Common Stock                                                                     $.23                       $.09
                                                                                 ==============          ==================


Pro Forma Unaudited Average Number of
     Shares Outstanding                                                           170,140,000                169,598,000




The computation of pro forma earnings per share is based on the average number of shares of The Dun & Bradstreet Corporation (D&B) common stock outstanding during the respective periods. (See Notes 2 and 4)




See  accompanying  notes  to  the  condensed   combined   financial   statements
(unaudited).

                                                                    -3-




COGNIZANT CORPORATION
CONDENSED COMBINED STATEMENT OF INCOME (Unaudited)
(Dollar amounts in thousands except per share data)


                                                                                               Nine Months Ended
                                                                                                 September 30
                                                                                     --------------------------------------

                                                                                               1996                   1995
                                                                                     ---------------       ----------------

Operating Revenue                                                                       $1,209,910             $1,084,270

Operating Costs                                                                            543,369                458,504

Selling and Administrative Expenses                                                        365,623                364,364

Depreciation & Amortization                                                                 99,833                 99,245

Restructuring Expense                                                                            -                 12,800
                                                                                     ---------------       ----------------

Operating Income                                                                           201,085                149,357

Interest Income                                                                              5,483                  7,611
Interest Expense                                                                              (657)                  (516)
Other Income (Expense) - Net                                                                 1,250                (12,647)
                                                                                     ---------------       ----------------
Non-Operating Income (Expense) - Net                                                         6,076                 (5,552)

Income Before Provision for Taxes                                                          207,161                143,805

Provision for Income Taxes                                                                  91,151                 65,177
                                                                                     ---------------       ----------------

Net Income                                                                              $  116,010              $  78,628
                                                                                     ===============       ================


Pro Forma Unaudited Earnings Per Share
     of Common Stock                                                                          $.68                   $.46
                                                                                     ===============       ================


Pro Forma Unaudited Average Number of
     Shares Outstanding                                                                169,916,000            169,579,000



The computation of pro forma earnings per share is based on the average number of shares of D&B common stock outstanding during the respective periods. (See Notes 2 and 4)



See  accompanying  notes  to  the  condensed   combined   financial   statements
(unaudited).






COGNIZANT CORPORATION
CONDENSED COMBINED STATEMENT OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30
                                                                                     ------------------------------
                                                                                             1996             1995
                                                                                     -------------    -------------
Cash Flows from Operating Activities:
Net Income                                                                              $116,010         $ 78,628
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                         99,833           99,245
    Write-off of Purchased In-Process Research and Development                            33,233                -
    Restructuring Provisions                                                                   -           12,800
    Restructuring Payments                                                                (6,845)         (10,044)
    Postemployment Benefits Expense                                                          666           36,206
    Postemployment Benefits Payments                                                      (7,325)         (11,833)
    Payments Related to 1995 Non-recurring Charge                                        (10,675)               -
    Net Decrease in Accounts Receivable                                                   21,239           32,059
    Net Increase in Deferred Revenues                                                     57,970           13,081
    Gartner Minority Interest Expense                                                      2,357            9,808
    Deferred Income Taxes                                                                 48,523           15,230
    Non-U.S. Income Taxes Paid                                                           (30,820)         (14,291)
    Non-U.S. Income Tax Refunds                                                              298              920
    Net Changes in Other Working Capital Items                                            19,228          (21,737)
    Other                                                                                  1,077            1,236
--------------------------------------------------------------------------------------------------    -------------
Net Cash Provided by Operating Activities                                                344,769          241,308
--------------------------------------------------------------------------------------------------    -------------

Cash Flows from Investing Activities:
Proceeds from Maturities of Marketable Securities                                         81,970                -
Payments for Marketable Securities                                                      (113,287)               -
Payments for Acquisitions of Businesses                                                  (24,386)          (9,356)
Capital Expenditures                                                                     (51,469)         (54,512)
Additions to Computer Software                                                           (34,668)         (41,393)
Increase in Investments                                                                  (19,425)          (2,543)
Payments for Purchase of Gartner Group Stock                                             (42,998)          (8,372)
Other                                                                                      6,033           22,801
--------------------------------------------------------------------------------------------------    -------------
Net Cash Used in Investing Activities                                                   (198,230)         (93,375)
--------------------------------------------------------------------------------------------------    -------------

Cash Flows from Financing Activities:
Net Amount Remitted to
  The Dun & Bradstreet Corporation                                                      (122,886)         (35,045)
Other                                                                                     (7,093)          (6,664)
--------------------------------------------------------------------------------------------------    -------------
Net Cash Used in Financing Activities                                                   (129,979)         (41,709)
--------------------------------------------------------------------------------------------------    -------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                              (1,450)           4,321
--------------------------------------------------------------------------------------------------    -------------
Increase in Cash and Cash Equivalents                                                     15,110          110,545
Cash and Cash Equivalents, Beginning of Year                                             157,105          127,984
--------------------------------------------------------------------------------------------------    -------------
Cash and Cash Equivalents, End of Period                                                $172,215         $238,529
==================================================================================================    =============


Supplemental disclosure:
Cash paid during the period for interest                                                    $782             $526
                                                                                     =============    =============

Non-cash value of Gartner Group stock issued for acquisition                             $36,719                -
                                                                                     =============    =============



See  accompanying  notes  to  the  condensed   combined   financial   statements
(unaudited).

                                                           - 5 -


COGNIZANT CORPORATION
CONDENSED COMBINED STATEMENT OF FINANCIAL POSITION (Unaudited)
(Dollar amounts in thousands)

                                                                                September 30             December 31
                                                                                        1996                    1995
                                                                          ------------------      -------------------

Assets

Current Assets
   Cash and Cash Equivalents                                                      $  172,215               $  157,105
   Accounts Receivable-Net                                                           412,745                  432,957
   Other Current Assets                                                              161,747                  114,177
                                                                           ------------------      -------------------
       Total Current Assets                                                          746,707                  704,239
                                                                           ------------------      -------------------
Investments                                                                           73,346                   50,566
Property, Plant and Equipment-Net                                                    260,386                  247,127
Other Assets-Net
   Computer Software                                                                 135,454                  137,700
   Goodwill                                                                          235,162                  230,888
   Other Assets                                                                       73,399                   71,570
                                                                           ------------------      -------------------
       Total Other Assets-Net                                                        444,015                  440,158
                                                                           ------------------      -------------------

Total Assets                                                                      $1,524,454               $1,442,090
                                                                           ==================      ===================

Liabilities and Divisional Equity

Current Liabilities
   Accounts and Notes Payable                                                    $    41,052              $    60,966
   Accrued and Other Current Liabilities                                             277,179                  297,465
   Accrued Income Taxes                                                               52,289                   37,747
   Deferred Revenues                                                                 329,118                  270,731
                                                                           ------------------      -------------------
       Total Current Liabilities                                                     699,638                  666,909
Postretirement and Postemployment Benefits                                            43,438                   48,602
Deferred Income Taxes                                                                119,174                   68,724
Other Liabilities and Minority Interests                                              73,708                   53,267
                                                                           ------------------      -------------------

Total Liabilities                                                                    935,958                  837,502
                                                                           ------------------      -------------------

Divisional Equity                                                                    588,496                  604,588
                                                                           ------------------      -------------------

Total Liabilities and Divisional Equity                                           $1,524,454               $1,442,090
                                                                           ==================      ===================


See  accompanying  notes  to  the  condensed   combined   financial   statements
(unaudited).




                                                      -6-

COGNIZANT CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Combined Financial Statements

These interim combined financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the combined financial statements and related notes of Cognizant Corporation (the "Company") in the Form 10 Registration Statement effective October 9, 1996. The combined results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

Note 2- Basis of Presentation

On January 9, 1996, The Dun & Bradstreet Corporation ("D&B") announced a plan to reorganize into three publicly-traded independent companies by spinning off through a tax-free distribution (the "Distribution") two of its businesses to shareholders. Under the plan, the Company was to become a publicly traded company consisting of the D&B businesses and operations that comprised the Company, and substantially all of the assets and liabilities of such businesses. For purposes of these financial statements, all references to the Company include the assets and liabilities related to the businesses that were transferred by D&B to the Company prior to the Distribution (which occurred on November 1, 1996 - see Note 4). Additionally, the Company, D&B and third party investors have in the past contributed assets to a limited partnership in which they are partners. The partnership is a separate legal entity engaged in the business of licensing database assets and software.

The combined financial statements have been prepared using D&B's historical basis in the assets and liabilities and historical results of operations related to the Company's businesses, except for accounting for income taxes. The Company has been included in the Federal and certain state and non-U.S. income tax returns of D&B. The provision for income taxes in the Company's combined financial statements has been calculated on a separate-company basis. Income taxes paid on behalf of the Company by D&B are included in divisional equity. Effective after the Distribution, the Company will file separate income tax returns.

The combined financial statements generally reflect the combined financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented. The combined financial statements include allocations of certain D&B corporate assets, liabilities and expenses relating to the Company's businesses that were transferred to the Company from D&B. Management believes these allocations are reasonable. However, the financial information included herein may not necessarily reflect the combined financial position, results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate entity during the periods presented.

Note 3 - Litigation

The Company and its subsidiaries are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation, if decided adversely, could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's combined financial position.

In addition, on July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company and I.M.S. International, Inc. ("IMS"), a company that is owned by the Company (the "IRI Action").

The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

IRI's complaint alleges damages in excess of $350 million, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount.

In connection with the IRI Action, D&B, ACNielsen Corporation (ACNielsen) (the parent company of A.C. Nielsen Company) and the Company have entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense
Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that the Company and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

Management of the Company is unable to predict at this time the final outcome of this matter or whether the resolution of the matter could materially affect the Company's results of operations, cash flows or financial position.

Note 4- Subsequent Event

Effective on November 1, 1996 (the Distribution Date), the Company became an independent, publicly owned company as a result of the Distribution by D&B of the Company's $.01 par value Common Stock to holders of D&B Common Stock, at a distribution ratio of one for one.

Note 5 - Financial Instruments with Off-Balance-Sheet Risk

Foreign exchange forward contracts are entered into in the normal course of business to hedge against foreign exchange movements on certain assets and liabilities of subsidiaries that are denominated in currencies other than the subsidiary's functional currency. The counter parties to these instruments are major international financial institutions. The forward contracts typically have maturities of three months or less. At September 30, 1996, the Company had approximately $165.2 million in foreign exchange forward contracts outstanding with various expiration dates through the fourth quarter of 1996. Realized and unrealized gains and losses on these contracts and the offsetting losses and gains on hedged transactions are included in other expense - net.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported Nine Month Year-to-Date Results

The Company's net income for nine months increased 47.5% to $116,010 from $78,628 in the comparable period of the prior year. Pro Forma earnings per share for nine months increased 47.8% to $.68 from $.46 in the prior year. On July 31, 1996, Gartner Group acquired J3 Learning Corporation and incurred an acquisition-related pre-tax charge of $33,233, primarily for in-process research and development costs. The Company recorded an after-tax charge of approximately $17,000 for this non-recurring acquisition-related charge, reflecting its 51% investment in Gartner Group. In addition, net income in 1995 includes the one-time impact of conforming fiscal quarters between the Company and Gartner Group; revenues from 1995 discontinued product lines; and an after-tax incremental provision for postemployment benefits expense of $17,778 and restructuring expense of $7,002. Excluding non-recurring items in both years, 1996 net income increased approximately 19%.

Revenue for the first nine months increased 11.6% to $1,209,910 from $1,084,270 in the prior year. Revenue growth was held down by the one-time impact in 1995 of conforming fiscal quarters between the Company and Gartner Group, and by the absence of revenue from 1995 discontinued product lines, discussed previously. Excluding these items, revenue growth was approximately 15%, reflecting excellent growth at Gartner Group, principally from the introduction of new products and delivery options; strong revenue performance at IMS; and double-digit revenue growth at Nielsen Media, driven by revenue growth from new products and services and the continued impact of new broadcast and cable network subscribers.

Operating income for nine months increased 34.6% to $201,085 from $149,357 for the comparable period a year ago. Operating income in 1996 includes the previously discussed acquisition-related charge at Gartner Group, and operating income in 1995 includes the previously discussed incremental provision for postemployment benefits expense of $32,500 and restructuring expense of $12,800. Excluding non-recurring items in both years, 1996 operating income increased approximately 25%, which includes the adverse impact of a stronger U.S. dollar of approximately 3%. Operating income growth outpaced revenue growth primarily due to the continued trend at IMS and Gartner Group of taking advantage of economies of scale and leveraging their resources.

Non-operating income-net for the first nine months was $6,076 compared with non-operating expense-net of $5,552 for the prior year. The change in non-operating income/expense-net in 1996 was due principally to lower minority interest expense as a result of the acquisition-related charge at Gartner Group, discussed previously.

The Company's effective tax rate was 44.0% for the first nine months of 1996, compared with an effective tax rate of 45.3% for the first nine months of 1995. Tax rates are computed on a separate-company basis and accordingly, do not reflect the impact of D&B's global tax-planning actions, which have historically yielded lower effective tax rates.

Reported Third Quarter Results

The Company's reported net income for the third quarter increased 157.4% to $39,858 from $15,485 in the comparable period of the prior year. Pro-Forma earnings per share for the third quarter increased $.14 per share to $.23 from $.09 in 1995. Excluding the acquisition- related charge at Gartner Group and the 1995 incremental provision for postemployment benefits expense and restructuring expense, discussed above, 1996 net income increased approximately 20%.

Reported revenue for the third quarter increased 13.3% to $424,188 from $374,521 for the prior year's third quarter. Excluding the impact of a stronger U.S. dollar, revenue growth was approximately 16%.

Reported third quarter operating income increased 74.7% to $60,195 from $34,450 from last year. Excluding the acquisition-related charge at Gartner Group, discussed above, and the 1995 incremental provision for postemployment benefits expense and restructuring expense, discussed above, operating income increased approximately 26%. Excluding the impact of a stronger U.S. dollar, operating income growth was approximately 32%.

Non-operating income - net for the third quarter was $10,979 compared with non-operating expense-net of $6,129 from a year ago. The change in non-operating income/(expense)-net in 1996 was due principally to lower minority interest expense as a result of the acquisition-related charge at Gartner Group, discussed previously.

Condensed Combined Statement of Cash Flows
Nine Months Ended September 30, 1996 and 1995

Net cash provided by operating activities totaled $344,769 for the nine months ended September 30, 1996 compared with $241,308 for the comparable period in 1995. The increase of $103,461 principally reflects an increase in business operating results ($37,382), a increase in deferred revenue ($44,889), a decrease in other working capital ($40,965), an increase in deferred taxes ($33,293), and the previously discussed non-cash acquisition-related charge at Gartner Group ($33,233), partially offset by an increase in non-U.S. income taxes paid, net of refunds ($17,151), lower non-cash expenses for restructuring and postemployment benefits ($48,340), payments related to the 1995 non-recurring charge ($10,675), and a lower decrease in accounts receivables ($10,820).

Net cash used in investing activities totaled $198,230 for 1996 compared with $93,375 for the comparable period in 1995. The increase of $104,555 is principally due to payments for purchases of Gartner Group stock, net purchases of marketable securities, and increased acquisition and investment spending.

Net cash used in financing activities totaled $129,979 for the nine months compared with $41,709 for the comparable period in 1995. The increase in cash usage of $88,270 primarily reflected higher cash remittances to D&B in connection with D&B's centralized cash management system.


Changes in Financial Position at September 30, 1996 Compared to
 December 31, 1995

Deferred Revenues increased to $329,118 at September 30, 1996, from $270,731 at December 31, 1995, primarily reflecting an increase in subscription sales at Gartner Group .

Deferred Income Taxes increased to $119,174 at September 30, 1996, from $68,724 at December 31, 1995, primarily reflecting the utilization of benefits related to restructuring, postemployment benefits and non-recurring charges.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        (27) Financial Data Schedule (filed electronically)

(b)     Reports on Form 8-K:

        There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COGNIZANT CORPORATION



Date: November 22, 1996          By: /s/ JAMES C. MALONE
                                     =====================================
                                     James C. Malone
                                     Vice President Finance and Controller