Form 10-K
period 1996-12-31
COGNIZANT CORP
filed 1997-03-28
CIK 1019876

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-K

(MARK ONE)

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---------          EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---------          EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _______________ TO ______________.

                        COMMISSION FILE NUMBER 001-12275.

                              COGNIZANT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                               06-1450569
     (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

 200 NYALA FARMS, WESTPORT, CONNECTICUT               06880
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

       Registrant's telephone number, including area code: (203) 222-4200.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                               ON WHICH REGISTERED
        -------------------                              ---------------------
Common Stock, par value $.01 per share ...............  New York Stock Exchange
Preferred Stock Purchase Rights ......................  New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     As of January 31, 1997, 170,317,257 shares of Common Stock of Cognizant Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $ 5,471 million.

                                                                     (Continued)

===============================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

PART I
------
ITEM 1         --Business                                    Cognizant Business Segments, 1996, Page
                                                             21, Note 16 Operations by Business
                                                             Segments and Page 22, Note 17 Operations
                                                             by Geographic Area, of the 1996 Report to
                                                             Shareholders.

ITEM 3         --Legal Proceedings                           Pages 19 and 20, Note 14 Litigation, of
                                                             the 1996 Report to Shareholders.


PART II
-------
ITEM 5         --Market for the Registrant's Common          Page 6, Financial Review, of the 1996
                    Equity and Related Stockholder           Report to Shareholders.
                    Matters

ITEM 6         --Selected Financial Data                     Page 24, Five-Year Selected Financial
                                                             Data, of the 1996 Report to Shareholders.

ITEM 7         --Management's Discussion and Analysis        Pages 1 to 6, Financial Review, of the
                    of Financial Condition and Results of    1996 Report to Shareholders.
                    Operations

ITEM 8         --Financial Statements and Supplementary      Pages 8 to 24 of the 1996 Report to
                    Data                                     Shareholders.

PART III
--------
ITEM 10        --Directors and Executive Officers of the     Section entitled "Election of Directors"
                    Registrant                               of the Company's Proxy Statement to be
                                                             filed on or about April 24, 1997.

ITEM 11        --Executive Compensation                      Section entitled "Compensation of
                                                             Executive Officers and Directors" of the
                                                             Company's Proxy Statement to be filed on
                                                             or about April 24, 1997.

ITEM 12        --Security Ownership of Certain Beneficial    Section entitled "Security Ownership of
                    Owners and Management                    Management and Others" of the Company's
                                                             Proxy Statement to be filed on or about
                                                             April 24, 1997.

ITEM 13        --Certain Relationships and Related           Section entitled "Security Ownership of
                    Transactions                             Management and Others" of the Company's
                                                             Proxy Statement to be filed on or about
                                                             April 24, 1997.

                             ----------------------

                   The Index to Exhibits is located on Page 22

                                     PART I

     As used in this report, except where the context indicates otherwise, the term "Company" means Cognizant Corporation and all subsidiaries consolidated in the financial statements contained or incorporated by reference herein.

ITEM 1. BUSINESS

     Cognizant Corporation was incorporated under the laws of the State of Delaware on January 2, 1996. The Company began operating as an independent publicly held company on November 1, 1996 (the "Distribution Date") as a result of its spin-off from The Dun & Bradstreet Corporation ("Dun & Bradstreet"). Prior to the spin-off, the Company was owned by Dun & Bradstreet.

     Cognizant Corporation integrates information and technology to create business insight. I.M.S. International, Inc., which offers global information solutions to the pharmaceutical and healthcare industries, and Nielsen Media Research, Inc., the leader in audience measurement information for electronic media, are the principal operating units in the marketing information services business segment. The other operating units included in this segment are Pilot Software, Inc.; Erisco; Inc.; Cognizant Technology Solutions Corporation; and Cognizant Enterprises, Inc. Gartner Group, Inc., the premier provider of research and advisory services to the information technology industry and a majority-owned subsidiary of the Company, comprises the Company's information technology services business segment. The Company operates in approximately 80 countries. The number of full-time equivalent employees at December 31, 1996 was approximately 11,600.

                         MARKETING INFORMATION SERVICES
                         ------------------------------

I.M.S. INTERNATIONAL, INC.

     I.M.S. International, Inc. ("IMS") provides information and decision-support services to the worldwide pharmaceutical and healthcare industries. These services broadly include market research services, sales management services, and other related professional, software, marketing and research and development services. IMS provides information services covering 79 countries and maintains offices in 62 countries on six continents, with 65% of total revenue generated outside the United States in 1996. In 1996, IMS continued its expansion in developing markets in Eastern Europe and Asia.

     Market research services represented approximately 44% of IMS's worldwide revenue in 1996. The principal market research services are syndicated pharmaceutical, medical, hospital, promotional and self-medication audits. Market research services are utilized by clients for various strategic and tactical purposes, including analyzing market shares, therapeutic prescribing trends and price movements. The information reported in these services is generated or derived from data collected primarily from pharmaceutical wholesalers, pharmacies, hospitals and doctors. Market research services are delivered to clients through hardcopy reports, workstations and computer on-line services.

     o Pharmaceutical audits measure the sale of pharmaceutical products through pharmacies, supplemented in some countries by data collected from prescribing physicians, retail chains and discount stores. The reports contain data projected to national estimates, showing product sales by therapeutic class broken down by package size and dosage form. Pharmaceutical audits are available in over 65 countries.

     o Medical audits are based on information collected from panels of practicing physicians. The reports contain projected national estimates of the number of consultations for each diagnosed disease with details of the therapy prescribed, and analyze the use physicians make of individual drugs by listing the diseases for which they are prescribed, the potential therapeutic action the physician is expecting, other drugs prescribed at the same time and estimates of the total number of drugs used for each disease. Medical audits are available in over 45 countries.

     o Hospital audits contain data projected to national estimates and show the sale of pharmaceutical products to hospitals by therapeutic class. IMS publishes hospital audits for 32 countries.

     o Promotional audits measure pharmaceutical promotion for a particular market, including sales force promotion and journal and mail advertising, based on information received from panels of physicians and from monitoring medical journals and direct mail. IMS publishes promotional reports for 19 countries.

     o Self-medication services provide detailed product movement, market share and pricing information for over-the-counter, personal care, and patient care products. These services are currently available in 14 European countries.

     o IMS is developing in certain countries databases which contain data (with patient identification deleted) about the treatment of specific diseases over the life of a patient. This type of information will give many of the participants in the healthcare industry new insights into the development and treatment of diseases.

     Sales management services revenue totaled approximately 42% of IMS's worldwide revenue in 1996. Sales management products include sales territory reports, call reporting services and doctor profiling services. Sales management services are used principally by pharmaceutical manufacturers to measure the effectiveness and efficiency of sales forces and to target market products and services. Sales management services are delivered to clients primarily through work stations and customized data warehouse tools.

     The remaining 14% of IMS's 1996 revenue was derived primarily through professional consulting, software, direct marketing, and research and development services. Professional consulting services are provided to assist clients in analysis and evaluation of market trends, strategies and tactics, and to assist in the development and implementation of customized software applications and data warehouse tools. Software services include the development, licensing and implementation of healthcare information systems, including electronic territory management systems provided by IMS's Sales Technologies business unit primarily in North America; pharmacy dispensing and point of sale systems by IMS's Amfac/Chemdata business unit in Australia; and various direct marketing businesses located throughout the world. Research and development services provide clients with information and workstation tools intended to improve the effectiveness and speed of clinical research and subsequent regulatory approvals.

     The raw data for IMS's services are derived either from statistically selected panels of drugstores, hospitals, physicians and other sources, or from activities such as warehouse shipments or wholesalers' sales data. To protect privacy, no individual patient is identified in any IMS medical database. IMS generally has well-established relationships with the sources required to create its databases and in many cases has historical connections with the trade associations and professional associations involved.

     All major pharmaceutical companies are customers of IMS, and many of the companies subscribe to reports and services in several countries. The scope of IMS's customer base enables it to avoid dependence on any single customer.

     While no competitor provides the geographical reach or breadth of IMS's services, IMS does have competition in many of the countries in which it operates from other information services companies, as well as the in-house capabilities of its customers. Generally, competition has arisen on a country-by-country basis. In the United States, certain of IMS's market research services, including medical audits and promotional reports, compete with services offered by Pharmaceutical Marketing Services Inc., and certain of IMS's sales management services, including its sales territory reports, representing approximately 60% of the annual revenue of the IMS America unit, compete with the services of Source Informatics, Inc. ("Source"), which was recently spun off by Walsh International Inc. Source, which presently does not sell any sales territory reports outside the U.S., has announced its intention to develop these services in certain European countries. If Source were successful in launching such services, they could be competitive with IMS's sales territory reports. Quality, completeness and speed of delivery of information services and products are the principal methods of competition in IMS's market; however, pricing has become a more significant factor in certain countries, including the United States.

NIELSEN MEDIA RESEARCH, INC.

     Nielsen Media Research, Inc. ("Nielsen Media Research") currently conducts media measurement and related business in the United States and, through a wholly owned subsidiary, Nielsen Media Research, Ltd., in Canada.

     Nielsen Media Research measures television audiences and reports this and related information to advertisers, advertising agencies, syndicators, broadcast networks, cable networks, cable operators, television stations, station representatives and others in order to increase the effectiveness of television advertising and programming. This syndicated information is offered on a subscription basis. Custom or ad-hoc analyses of the data are also offered. The information is then used by subscribers to buy, sell, plan and price television time and to make programming and scheduling decisions.

     In 1996, advertisers spent approximately $39 billion in the United States on national and local television advertising, according to McCann-Erickson Worldwide, to bring a variety of programs and advertising messages to approximately 97 million U.S. television households. These data underscore the need for television stations, networks, advertisers, advertising agencies and others to understand how many households and types of people are reached by such programming.

     Nielsen Media Research measures television audiences and reports data in the United States through seven services: Nielsen Television Index, Nielsen Syndication Services, Nielsen Homevideo Index, Nielsen Station Index, Nielsen Hispanic Television Index, Nielsen Hispanic Station Index and Nielsen Sports Marketing Service. In Canada, Nielsen Media Research measures television audiences and reports data through two services: Nielsen Television Index and Local Market People Meter Service. Nielsen Television Index provides daily audience measurement and demographic estimates for all national broadcast network television programs through the use of the Nielsen People Meter. Nielsen Syndication Services provides reports and services on both the local and national levels to the program syndication segment of the television industry. Nielsen Homevideo Index provides viewing measurement of cable, pay cable and other newer television technologies. Nielsen Station Index provides television audience measurement information in over 200 local markets and daily information in 35 metered markets. In these 35 local metered markets, which represent about 57% of television households in the U.S., household audience estimates are obtained daily through the use of television set meters. Written diaries are used, during designated measurement periods, to collect audience demographic estimates for integration with the metered tuning data. Diaries are used in the balance of local markets to collect both tuning and persons-viewing information during survey measurement periods. Nielsen Hispanic Television Index provides viewing measurement of national Hispanic audiences, while Nielsen Hispanic Station Index provides viewing measurement of local Hispanic audiences. Nielsen Sports Marketing Service provides viewing measurement of national and local sports programs. In Canada, Nielsen Media Research provides a national people meter service, as well as regional and local people meter services.

     During 1996, Nielsen Media Research again expanded its local market television services and continued to invest to enhance product value, technical competencies and data quality. Significant investments are being made as Nielsen Media Research switches from its present mainframe-based systems to a new flexible client/server architecture for data collection, processing and delivery. In addition, Nielsen Media Research is developing a new metering system to enable measurement of program viewing in the emerging digital television environment. This new system will use codes, which are imperceptible to the viewer, inserted in the audio and/or video portions of programs and commercials that can be detected by metering equipment installed in the sample households. The system also will have a passive back-up capability. When implemented, this system will allow Nielsen Media Research to identify the program or commercial regardless of the delivery method to the home and simplify the process of installing meters in sample households. There can be no assurance that the coding used by this system will be adopted by the television industry, be approved by the Federal Communications Commission, or be compatible with signal compression techniques implemented by the industry in the future.

     In March 1996, Nielsen Media Research announced plans to implement the largest increase in diary samples in the history of television audience measurement. Beginning in May 1996, diary samples were increased by 10%, and by an additional 5% in October 1996. Nielsen Media Research also proposed to increase diary samples by an additional 35% in those markets where it is financially supported by the stations.

     Nielsen Media Research's Monitor-Plus Service links television ratings to commercial occurrence data and tracks share of spending and share of voice by company, by brand, and by product category across fifteen monitored media. These include print, outdoor, radio and free-standing inserts, as well as television, for which it also reports at the creative execution and campaign level. Customers use the data to determine competitive advertising trends within markets of interest. Effective January 1997, Monitor-Plus expanded service to 75 markets from 50, thereby matching the coverage of its principal competitor and market leader Competitive Media Reports ("CMR"). Monitor-Plus plans to deploy new digital data collection and processing technology in 1997.

     During 1995, Nielsen Media Research entered into a strategic relationship with Internet Profiles Corporation ("I/PRO") to measure Internet usage. Under the terms of the agreement, Nielsen Media Research and I/PRO will jointly market and brand two I/PRO products: NetLine, formerly I/COUNT (monitors Web site usage); and I/AUDIT (audits and verifies audience usage and characteristics). Also under the agreement, additional products may be jointly developed and marketed. In addition, separate from its agreement with I/PRO, Nielsen Media Research plans to establish a panel to monitor computer usage and activity in households.

     Nielsen Media Research has maintained a strong leadership position in relation to its competitors. Arbitron, a former competitor, discontinued its syndicated broadcast and cable television ratings service as of December 31, 1993. A television ratings project funded by the Committee on Nationwide Television Audience Measurement ("CONTAM") and designed and operated by Statistical Research, Inc. ("SRI"), is developing a national television ratings laboratory in Philadelphia as a test market for a national ratings service. SRI is currently expected to produce test data by the end of 1997. Recently, CONTAM contributed an additional $10 million in funding for the completion of the Philadelphia test. Funding for the entire effort has been contributed primarily by the three major broadcast networks. In addition to the networks, seven major advertising agencies and three of the nation's largest advertisers have agreed to support and participate in the testing phase. Some of these companies have contributed to the funding of SRI's effort. The NBC and CBS broadcast television networks have asked SRI for a business plan for the creation of a national measurement system that could provide an alternative to the Nielsen Television Index service. This could give rise to a national competitor in the next few years.

     On the local level, ADCOM offers individual cable system measurement. It is currently collecting and issuing local cable measurement data in Jacksonville, Florida. Arbitron continues to develop its passive people meter technology and could use this to re-enter the television audience measurement business. Indirectly, on both a national and local basis, competition stems from other marketing research services offering product movement and television audience data and services.

PILOT SOFTWARE, INC.

     Pilot Software, Inc. ("Pilot") provides interactive decision-support software for managers and analysts in large organizations who need to make time-critical decisions based on quantifiable information. Pilot's software products accelerate the analysis of corporate data to improve understanding of current key indicators, past performance and predictions of future trends, resulting in more effective business decisions.

     The highly competitive nature of today's global markets is making it necessary for organizations to quickly identify key trends, problems and opportunities. In order to accomplish this, they are aggressively building massive databases from internal and external sources. In addition, responsibility for analysis and decision-making has been decentralized to permit more effective action. These factors are driving rapidly increasing demands for data warehouse and decision-support tools throughout organizations.

     Pilot provides a turnkey, client/server on-line analytical processing
(OLAP) environment, including data mining capabilities, that enables companies to quickly implement decision-support solutions. The comprehensive Pilot Decision Support Suite includes visual desktop analysis tools, scaleable multidimensional servers, data mining servers, pre-built analysis libraries and design tools. Its industry-leading support for dynamic and time-based dimensions can be applied to business problems with thousands of attributes.

     Pilot's flexible solution provides several analysis metaphors including ad-hoc navigation for analysts, graphical analysis for managers and summarized briefings for executives. It consists of several components and can be installed as a single-user, workgroup or distributed configuration. The client components support Windows 95, Windows NT and Windows 3.1, and the server components are available for Windows NT and six leading UNIX platforms.

     Pilot has a multi-channel distribution strategy including business information providers, value-added resellers and consulting organizations. Pilot has a strong international presence with offices throughout North and South America, Europe and the Pacific Rim. Pilot and its business partners offer a full range of technical support, training and consulting services around the world.

     Pilot experiences competition from other providers of similar products. Competition is generally based on the range of product offerings, product functionality and the reliability of the vendor, among other factors.

     Revenues are derived primarily from sales of licenses to use Pilot's products, maintenance fees, and consulting and training services related to implementation of the products. In 1996, more than 45% of Pilot's total revenue was generated from operations outside of the United States.

ERISCO, INC.

     Erisco, Inc. ("Erisco") develops and markets proprietary software applications and services used primarily in the administration of healthcare benefits and the support of managed care services. Its primary markets include managed care organizations, insurance carriers, third-party administrators and self-administered corporations. Erisco has successfully completed the development of the core applications for its newest product, Facets, which is a managed care information system built using client/server technology. The target market for Facets is managed care companies such as health maintenance or preferred provider organizations. This highly advanced, state-of-the-art system is unique in the marketplace as it combines the latest technology with advanced managed care business functionality. Erisco faces competition from a variety of software vendors in both the traditional indemnity markets, as well as the new managed care markets. Erisco will benefit from the continuing growth in managed care membership and the acceptance of enterprise-wide client/server system architecture.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

     Cognizant Technology Solutions Corporation ("CTS") provides customers with a low-cost, high-quality alternative to internal mainframe and client/server software development. The company assists Cognizant units with software development projects and recently expanded its focus to include third-party customers. CTS expects continued growth as it expands its capabilities to provide year 2000 compliance services using internally developed, proprietary productivity tools. CTS delivers its services through programmers located in India and on-site at customer locations in the United States. Cognizant owns a 76% interest in CTS's India-based subsidiary.

COGNIZANT ENTERPRISES, INC.

     Cognizant Enterprises, Inc., invests in emerging and established businesses in the information industry. It invests as a limited partner in Information Partners Capital Fund, Information Associates, L.P. and Information Associates II, L.P., venture capital limited partnerships, as well as through direct investments.

                         INFORMATION TECHNOLOGY SERVICES
                         -------------------------------

GARTNER GROUP, INC.

     Gartner Group, Inc. ("Gartner Group"), founded in 1979, is the leading independent provider of research and analysis of the computer hardware, software, communications and related information technology ("IT") industries. Gartner Group's core business is researching and analyzing significant IT industry trends and developments, packaging such analysis into annually renewable subscription-based products and distributing such products through print and electronic media. Gartner Group's primary clients are business professional users, purchasers and vendors of IT products and services. With more than 500 sales professionals in 72 locations, Gartner Group product offerings collectively provide comprehensive coverage of the IT industry to nearly 7,500 client organizations.

     Gartner Group's business also comprises the following entities: Dataquest, a provider of IT market research and consulting; Real Decisions, a provider of benchmarking, continuous improvement and best practices services; and Gartner Group Learning, a developer and publisher of more than 300 software education training products and services for computer desktop and technical applications professionals.

     The rapid development of complex IT products and services creates a growing demand for independent research and analysis. Furthermore, IT is increasingly important to organizations' business strategies as the pace of technological change has accelerated and the ability of an organization to integrate and deploy new information technologies is critical to its competitiveness. Companies planning their IT needs must stay abreast of rapid technological developments in a dynamic market where vendors continually introduce new products with a wide variety of standards and ever-shorter life cycles. As a result, IT professionals are making substantial financial commitments to IT systems and products and require independent, third-party research in order to make purchasing and planning decisions for their organizations.

     CONTINUOUS SERVICES. Gartner Group's principal products are annually renewable subscription services, called continuous services, which highlight industry developments, review new products and technologies and analyze industry trends within a particular technology or market sector. Each service is supported by a team of research staff members with substantial experience in the covered segment or topic of the IT industry. Gartner Group's staff researches and prepares published reports and responds to telephone and E-mail inquiries from clients. Clients receive Gartner Group research and analysis on paper and through state-of-the-art delivery mechanisms such as CD-ROM, Lotus Notes(TM), GartnerWeb and @vantage.

     Gartner Group provides a number of other complementary products and services including:

     CONSULTING SERVICES. Gartner Group consulting services provide customized project consulting on IT deployment issues. Principal practices of consulting services include Technical Architecture, Outsourcing Decision Support, Evolving High Technology Areas, Retainer Consulting Services and Vendor Consulting.

     EVENTS. Industry conferences and events provide comprehensive coverage of IT issues and forecasts of key IT industry segments. The conference season begins each year with Symposia, held in the United States, Europe and the Asia/Pacific rim. These events are held in conjunction with ITxpo, a high-technology learning lab. Additionally, Gartner Group sponsors other conferences, seminars and briefings. Certain events are offered as part of a continuous services subscription; however, the majority of events are individually paid prior to attendance.

     TECHNOLOGY-BASED TRAINING. Gartner Group Learning publishes software education training products for computer desktop and technical applications professionals. With more than 300 existing titles, Gartner Group will focus on the addition of training titles in the next few years by investing significantly in product development and strategic alliances with IT vendors.

     Gartner Group measures its continuous service business based on contract value. Gartner Group calculates contract value as the annualized subscription fees under all continuous service contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time. Historically, a substantial portion of client companies have renewed subscriptions for an equal or higher level of total subscription services each year, and annual continuous services revenues in any fiscal year have closely correlated to contract value at the beginning of the fiscal year. As of December 31, 1996, approximately 83 percent of Gartner Group's clients had renewed one or more subscriptions in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of Gartner Group's revenue base, and contract value at any time may not be indicative of future continuous services revenues or cash flows if the rate of renewal of continuous services contracts or the timing of new business were to significantly change during the following twelve months, compared with historic patterns. Deferred revenues, as presented in Gartner Group's Consolidated Balance Sheets, represent unamortized revenues from continuous services contracts at the balance sheet date, plus unamortized revenues of certain other products and noncontinuous services.

     There can be no assurance that Gartner Group will be able to sustain such high renewal rates. Any deterioration in Gartner Group's ability to generate significant new business will impact future growth in Gartner Group's business. Moreover, a significant portion of Gartner Group's new business in any given year has historically been generated in the last portion of the year. Accordingly, any such situation might not be apparent until late in Gartner Group's fiscal year (which ends September 30).

     Gartner Group believes that the principal competitive factors in its industry are quality of research and analysis, timely delivery of information, customer service, and the ability to offer cost-effective products that meet changing market needs for information and analysis. Gartner Group believes it competes favorably with respect to each of these factors.

     Gartner Group experiences competition in the market for information products and services from other independent providers of similar services, as well as the internal marketing and planning organizations of Gartner Group's clients. Gartner Group also competes indirectly against other information technology providers, including electronic and print media companies and consulting firms. Gartner Group's indirect competitors, many of whom have substantially greater financial, information-gathering and marketing resources, could choose to compete directly against Gartner Group in the future. In addition, although Gartner Group believes that it has established a significant market presence, there are few barriers to entry into Gartner Group's market and new competitors could readily seek to compete in one or more market segments addressed by Gartner Group's continuous service products. Increased competition, direct and indirect, could adversely affect Gartner Group's operating results through pricing pressure and loss of market share. There can be no assurance that Gartner Group will be able to continue to provide the products and services that meet client needs as the IT market rapidly evolves, or that Gartner Group can otherwise continue to compete successfully.

     Gartner Group has expanded its presence in the technology-based training industry with the 1996 acquisition of J3 Learning Corporation, now part of Gartner Group Learning. The success of Gartner Group in the technology-based training industry will depend on its ability to compete with other technology-based training vendors and other vendors of IT products and services including a range of education and training specialists, hardware and system manufacturers, software vendors, system integrators, dealers, value-added resellers and network/communications vendors. There can be no assurance that Gartner Group will be able to provide products that compare favorably with new competitive products or that competitive pressures will not require Gartner Group to reduce prices. Future success will also depend on Gartner Group's ability to develop new training products that are released timely with the introductions of the underlying software products.

                                 RESOURCE GROUP
                                 --------------

COGNIZANT  SHARED SERVICES

     Cognizant Shared Services ("CSS") began operations in 1994 as an internal services business in the functions of accounting, procurement, payroll, and financial systems. The shared services center in Allentown, Pennsylvania provides centralized services formerly supplied within each Cognizant division, in the U.S. and Canada, but at lower cost with higher levels of service.

COGNIZANT DATA SERVICES

     Cognizant Data Services ("Data Services") is an organization that provides information processing services for the majority of the Company's North American and European business units and certain of Dun & Bradstreet and ACNielsen Corporation businesses formerly affiliated with the Company. The primary service provided is mainframe processing. Data Services also performs selective distributed processing, telecommunications, printing and PC/LAN support.

         RELATIONSHIP AMONG THE COMPANY, DUN & BRADSTREET AND ACNIELSEN
         --------------------------------------------------------------

     Prior to the Company's spin-off from Dun & Bradstreet, the Company, Dun & Bradstreet and ACNielsen Corporation ("ACNielsen") entered into certain agreements governing their relationship subsequent to the spin-off and providing for the allocation of tax, employee benefits and certain other liabilities and obligations arising from periods prior to the spin-off. The following description summarizes certain terms of such agreements, but is qualified by reference to the texts of such agreements, which are incorporated by reference to the Exhibits to this Form 10-K.

DISTRIBUTION AGREEMENT

     The Company, Dun & Bradstreet and ACNielsen entered into the Distribution Agreement providing for, among other things, certain corporate transactions required to effect the spin-off and other arrangements subsequent to the spin-off. In particular, the Distribution Agreement defines the assets and liabilities of Dun & Bradstreet which were allocated to and assumed by the Company and those which were allocated to and assumed by ACNielsen. All assets were transferred without any representation or warranty, "as is-where is", and the relevant transferee bears the risk that any necessary consent to transfer is not obtained.

     The Distribution Agreement provides for, among other things, assumptions of liabilities and cross-indemnities designed to allocate, effective as of the Distribution Date, financial responsibility for the liabilities arising out of or in connection with (i) the businesses conducted by various businesses including IMS and Nielsen Media Research to the Company, (ii) the businesses conducted by A.C. Nielsen Company, other than those conducted by Nielsen Media Research, to ACNielsen and (iii) all other liabilities to Dun & Bradstreet. The Distribution Agreement provides for allocation generally of the financial responsibility for the liabilities arising out of or in connection with former businesses, including those formerly conducted by or associated with the Company or ACNielsen, to Dun & Bradstreet. The Distribution Agreement allocates to the Company liabilities related to certain prior business transactions if such liabilities exceed certain specified amounts.

     No party to the Distribution Agreement will have any liability to any other party for inaccurate forecasts or arising out of any pre-spin-off arrangement, course of dealing or understanding (other than the Distribution Agreement or the other agreements as described below) unless such arrangement, course of dealing or understanding is specifically set forth on a schedule to the Distribution Agreement.

     The Distribution Agreement includes provisions governing the administration of certain insurance programs and the procedures for making claims. The Distribution Agreement also allocates the right to proceeds and the obligation to incur deductibles under certain insurance policies.

     The Distribution Agreement provides that neither the Company, Dun & Bradstreet nor ACNielsen will take any action that would jeopardize the intended tax consequences of the Distribution. Specifically, each company agrees to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Internal Revenue Code, until the second anniversary of the Distribution Date. As part of the request for a ruling that the Distribution will be tax free for Federal income tax purposes, each company represented to the Internal Revenue Service that, subject to certain exceptions, it has no plan or intent to liquidate, merge or sell all or substantially all of its assets. As a result, the Company may not initiate any action leading to a change of control, and in the case of a change in control, the foregoing representations, and the ruling based thereon, could be called into question. As a result, the acquisition of control of the Company prior to November 1, 1998 may be more difficult or less likely to occur because of the potential substantial contractual damages associated with a breach of such provisions of the Distribution Agreement.

     The Distribution Agreement also provides that, except as otherwise set forth therein or in any other agreement, all costs or expenses incurred on or prior to the Distribution Date in connection with the spin-off will be charged to and paid by Dun & Bradstreet. Dun & Bradstreet agreed to be liable for any claims based upon actual or alleged misstatements or omissions in the Registration Statements on Form 10 filed with the Securities and Exchange Commission by each of the Company and ACNielsen. Except as set forth in the Distribution Agreement or any related agreement, each party bears its own costs and expenses incurred after the Distribution Date.

TAX ALLOCATION AGREEMENT

     The Company, Dun & Bradstreet and ACNielsen entered into a Tax Allocation Agreement to the effect that Dun & Bradstreet will pay its entire consolidated tax liability for the tax years that the Company and ACNielsen were included in Dun & Bradstreet's consolidated Federal income tax return. For periods prior to the Distribution Date, Dun & Bradstreet will generally be liable for state and local taxes measured by income or imposed in lieu of income taxes. The Tax Allocation Agreement allocates liability to each company for their respective shares of state, local and foreign taxes attributable to periods prior to the Distribution Date, as well as certain other matters.

EMPLOYEES BENEFITS AGREEMENT

     The Company, Dun & Bradstreet and ACNielsen entered into an Employee Benefits Agreement, which allocates responsibility for certain employee benefits matters on and after the Distribution Date.

     The Employee Benefits Agreement provides that the Company and ACNielsen will adopt new defined benefit pension plans for their employees (which plans have been adopted) and that Dun & Bradstreet will continue to sponsor its plan for the benefit of its employees, as well as for former employees who terminated employment on or prior to the Distribution Date. Assets and liabilities of the Dun & Bradstreet pension plan that are attributable to the Company's and ACNielsen's employees are being transferred to the new Company and ACNielsen plans, respectively.

     The Employee Benefits Agreement provides that Dun & Bradstreet will be required to retain the liability for all benefits under Dun & Bradstreet's nonqualified supplemental pension plans that were vested prior to the Distribution Date, but the Company and ACNielsen will guarantee payment of these benefits to their respective employees in the event that Dun & Bradstreet is unable to satisfy its obligations.

     The Employee Benefits Agreement also provides that Dun & Bradstreet will continue to sponsor welfare plans for its employees, as well as all former employees who retired or became disabled on or prior to the Distribution Date. As of the Distribution Date, the Company and ACNielsen will adopt welfare plans for the benefit of their employees. The Company and ACNielsen will provide retiree welfare benefits to their continuing employees who would have been eligible to receive these benefits from Dun & Bradstreet had they retired on or prior to the Distribution Date. If Cognizant or ACNielsen fails to provide any retiree welfare benefits, Dun & Bradstreet will provide such continuing employees with the same level of retiree welfare benefits that it provides to its retirees generally.

     The Company, Dun & Bradstreet and ACNielsen will each generally retain the severance liabilities of their respective employees who terminated employment prior to the Distribution Date.

     The Employee Benefits Agreement also sets forth certain provisions with respect to the adjustment and replacement of Dun & Bradstreet stock options and limited stock appreciation rights outstanding as of the Distribution Date.

     The Employee Benefits Agreement also provides that Dun & Bradstreet will generally retain all employee benefit litigation liabilities that were asserted prior to the Distribution Date (but not such liabilities that relate to the transferred retirement and savings plan assets of the Company or ACNielsen employees). As of the Distribution Date, the Company and ACNielsen employees generally ceased participation in Dun & Bradstreet employee benefit plans, and the Company and ACNielsen generally recognized among other things, their respective employees' past service with Dun & Bradstreet under their respective employee benefit plans. Except as specifically provided therein, nothing in the Employee Benefits Agreement restricts any of the three companies' ability to amend or terminate any of their respective employee benefit plans after the Distribution Date.

INDEMNITY AND JOINT DEFENSE AGREEMENT

     The Company, Dun & Bradstreet and ACNielsen entered into the Indemnity and Joint Defense Agreement pursuant to which they agreed to certain arrangements allocating potential liabilities (the "IRI Liabilities") under, and to conduct a joint defense of, the action filed by Information Resources, Inc. described in
Note 14 of Notes to Consolidated Financial Statements in the 1996 Report to Shareholders, referred to in Item 3. Legal Proceedings (the "IRI Action").

     In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to the ACN Maximum Amount, which is to be calculated at the time such liabilities, if any, become payable, and that the Company and Dun & Bradstreet will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment or related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

     In addition, ACNielsen has agreed to certain restrictions on payments of dividends and share repurchases above specified levels. ACNielsen also agreed not to engage in mergers, acquisitions or dispositions, including joint venture investments, if, after giving effect to any such transaction, ACNielsen would be unable to meet a specified fixed charge coverage ratio, and, if any such transaction involves aggregate consideration in excess of $50 million, then ACNielsen will also be required to receive and to cause to be delivered to the Company and Dun & Bradstreet an investment banker's fairness opinion.

     The Indemnity and Joint Defense Agreement also sets forth certain provisions governing the defense of the IRI Action pursuant to which the parties agreed to be represented by the same counsel. Legal expenses are to be shared equally by the three parties.

TAM MASTER AGREEMENT

     The Company and ACNielsen entered into the TAM Master Agreement relating to the conduct of the television audience measurement business (the "TAM Business").

     The TAM Master Agreement, together with certain ancillary trademark and technology licensing agreements, provides that the Company or a newly established entity will license to ACNielsen a nonexclusive right to use certain trademarks in connection with the TAM Business outside the United States and Canada for five years. The Company will also license to ACNielsen a nonexclusive right to use specified technology in Australia, Ireland and India in connection with the TAM Business for five years or such longer period as is required to fulfill contractual obligations existing on the Distribution Date.

     In the event that on or prior to the third anniversary of the Distribution Date, ACNielsen determines to sell all or substantially all of (i) its assets or the assets of the TAM Business (as defined in the TAM Master Agreement), or (ii) its assets that generate more than 50% of the TAM business, or ACNielsen takes action to be acquired or is acquired by a third party, the Company will have the right to require ACNielsen to sell all of ACNielsen's TAM Business to the Company at book value of (as calculated in accordance with the TAM Master Agreement) plus certain transfer costs. In addition, in the event that prior to the third anniversary of the Distribution Date, ACNielsen determines to sell all or substantially all of its TAM Business in a particular country, the Company will have the right to require ACNielsen to sell such business to the Company at book value (as calculated in accordance with the TAM Master Agreement) plus certain transfer costs.

INTELLECTUAL PROPERTY AGREEMENT

     The Company, Dun & Bradstreet and ACNielsen entered into an Intellectual Property Agreement which provides for the allocation and recognition by and among these companies of rights under patents, copyrights, software, technology, trade secrets and certain other intellectual property owned by them and their respective subsidiaries as of the Distribution Date. The Intellectual Property Agreement also contains various provisions governing the future use of certain trademarks owned by ACNielsen prior to the Distribution Date, including limitations upon both the Company's and ACNielsen's use of the "Nielsen" name, standing alone or as part of a name describing any new product or service to be offered.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS
                     --------------------------------------

     From time to time, information and statements provided by the Company may contain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The Company cautions shareholders and investors that actual results may differ materially from those projected or suggested in any forward-looking statement as the result of a wide variety of factors, including but not limited to the factors set forth below:

         o The Company operates globally, with approximately 45% of its revenues and 62% of its operating income in 1996 derived from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar-denominated operating results. The Company's geographic expansion in emerging markets such as Eastern Europe, Africa and Asia Pacific is expected to continue. Emerging markets tend to be considerably less stable than established markets which may further contribute to volatility in operating results. In addition, the Company is subject to the usual risks inherent in carrying on business in certain countries outside the U.S., including possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products which require manufacturing facilities or use of natural resources.

         o To the extent the Company seeks growth through acquisitions, there can be no assurance that management of the Company will be able to identify and consummate acquisitions on satisfactory terms. Furthermore, every acquisition will entail some degree of uncertainty and risk, and even if consummated, may not produce the operating results or increases in value over time which were expected at the time of acquisition.

         o The Company competes in businesses which demand or sell sophisticated information systems, software and other technology. The types of systems which the Company's businesses require or sell can be expected to be subject to refinements as such systems and underlying technologies are upgraded and advanced, and there can be no guarantee that as various systems and technologies become outdated, the Company will be able to replace them, to replace them as quickly as the Company's competition or to develop and market new and better products and services in the future on a cost-effective basis.

         o The Company owns approximately 51% of the outstanding shares of Gartner Group, a publicly traded company. Gartner Group's common stock has historically traded at higher multiples than market averages and has generally experienced greater price volatility than the market as a whole. It can be expected that variations in the market value of the Gartner Group shares held by the Company will have an impact on the trading prices of the Company's Common Stock. In addition, to the extent that Gartner Group issues additional shares of its own common stock, the Company would have to purchase Gartner Group shares in the open market in order to maintain a majority position. The Company might have to effect such purchases even if Gartner Group shares were trading at relatively high multiples. There can be no assurance that the Company will maintain its majority position in Gartner Group. Gartner Group's results and operations may also be subject to the various factors described in Gartner Group's reports filed from time to time with the Securities and Exchange Commission.

         o Each of the Company's businesses is subject to significant or potential competition which is likely to intensify in the future. In particular, a television rating project being funded by the Committee on Nationwide Television Audience Measurement and designed and operated by Statistical Research Inc., which is currently in a testing phase in Philadelphia, has received support from the three major broadcast networks and a number of large advertising agencies and advertisers. This could give rise to a national competitor to Nielsen Media Research in the next few years.

         o Certain of the data services provided by IMS relate to the diagnosis and treatment of disease. The use of patient-specific information is anticipated to be an increasingly important tool in the design, development and marketing of pharmaceuticals. To protect privacy, no individual patient is identified in any IMS database. Recently, there have been a number of regulatory and legislative initiatives in the area of medical privacy at the Federal, state and foreign government levels. There can be no assurance that such initiatives will not adversely affect IMS's ability to generate or assemble data or to develop or market current or future products and services.

         o Results could be affected by the costs and other effects of litigation involving the Company. In particular, management of the Company is unable to predict at this time the final outcome of the IRI Action described in

              "Note 14. Litigation" of the Notes to Consolidated Financial Statements in the 1996 Report to Shareholders, or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

         o The Company's results could be adversely affected by general or specific weakening of economic conditions, including weak economic conditions in the pharmaceutical, healthcare, media, information technology or other industries in which the Company's customers operate.

                      -----------------------------------

     The names of the Company's products used in this report are trademarks or registered trademarks of Cognizant Corporation or one of its subsidiaries.

     Additional information is incorporated by reference to Note 16 Operations by Business Segment on Page 21 of the 1996 Report to Shareholders and Note 17 Operations by Geographic Area on Page 22 of the 1996 Report to Shareholders.

ITEM 2. PROPERTIES

     The principal properties of the Company are set forth below.

     The executive offices of Cognizant Corporation are located at 200 Nyala Farms, Westport, Connecticut in a leased property.

     Property of the Company is geographically distributed to meet sales and operating requirements worldwide. The properties of the Company are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

     MARKETING INFORMATION SERVICES

     Owned properties located within the U.S. include four facilities. The properties are located in Dunedin, Florida; Totowa, New Jersey; and Plymouth Meeting and West Norriton, Pennsylvania.

     Owned properties located outside the U.S. include ten facilities: one property each in Buenos Aires, Argentina; Crows Nest and Artarmon, Australia; Innsbruck, Austria; Brussels, Belgium; Santiago, Chile; Lisbon, Portugal; London and Pinner, England; and Caracas, Venezuela.

     The operations of this business unit are also conducted from seventy leased offices located throughout the U.S. and eighty-six non-U.S. locations.

     INFORMATION TECHNOLOGY SERVICES

     Operations are conducted from forty-one leased offices located throughout the U.S. and thirty-five non-U.S. locations.

     RESOURCE GROUP/CORPORATE

     Owned properties within the U.S. include two buildings in Wilton, Connecticut. Operations are also conducted from three leased office locations throughout the U.S.

ITEM 3. LEGAL PROCEEDINGS

     Reference is made to Note 14 of Notes to Consolidated Financial Statements on Pages 19 and 20 of the 1996 Report to Shareholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT*

     Officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

     Listed below are the executive officers of the registrant at March 1, 1997 and brief summaries of their business experience during the past five years.

       Name                               Title                             Age
       ----                               -----                             ---

Robert E. Weissman     Chairman & Chief Executive Officer**                  56
Victoria R. Fash       Executive Vice President & Chief Financial Officer    45
William G. Jacobi      Executive Vice President                              53
Hans B. Amell          Senior Vice President - Marketing                     42
Randall C. Harris      Senior Vice President - Human Resources               46
Alan J. Klutch         Senior Vice President - Finance                       52
James C. Malone        Senior Vice President - Finance & Controller          48
Susan H. Reynolds      Senior Vice President & Corporate Secretary           44
Kenneth S. Siegel      Senior Vice President & General Counsel               41
Leslye G. Katz         Vice President &  Treasurer                           42

 *Set forth as a separate item pursuant to Items 401(b) and (e) of Regulation S-K.

**Member of the Board of Directors.

     Mr. Weissman was elected Chairman & Chief Executive Officer of Cognizant Corporation on October 10, 1996. He was previously Chairman & Chief Executive Officer of Dun & Bradstreet (April 1995), after serving as President and Chief Executive Officer (January 1994). He was named Dun & Bradstreet's President and Chief Operating Officer in January 1985.

     Mr. Jacobi was appointed Executive Vice President of Cognizant Corporation in April 1996. He also is Chairman of IMS International and Nielsen Media Research, and has management responsibility for Erisco and Cognizant Technology Solutions. He had been elected Senior Vice President of Dun & Bradstreet, effective July 1993. Previously, he had served as President & Chief Operating Officer of Nielsen Media Research (January 1, 1991) and as Executive Vice President of Nielsen Media Research (March 1, 1989).

     Ms. Fash was appointed Executive Vice President & Chief Financial Officer of Cognizant Corporation in April 1996. Ms. Fash was elected Senior Vice President-Business Strategy of Dun & Bradstreet in April 1995 and elected Vice President-Business Operations Planning of Dun & Bradstreet, effective May 1994. Previously, she had served as Assistant to the President of Dun & Bradstreet (September 1991) and as Assistant to the President of Dun & Bradstreet Software Services (formerly Management Science America, Inc.) (January 1991).

     Mr. Amell was appointed Senior Vice President - Marketing of Cognizant Corporation in April 1996. He also is President and Chief Executive Officer of Pilot Software, effective February 1997. Mr. Amell was Vice President - Marketing of AlliedSignal Inc. from 1993 to April 1996. He was Vice President - International of Dun & Bradstreet from 1991 to 1993. Previously, he had served as Vice President - Marketing Programs at Unisys Corporation.

     Mr. Harris was appointed Senior Vice President - Human Resources of Cognizant Corporation in May 1996. Mr. Harris was Vice President - Human Resources of Dun & Bradstreet effective in September 1995. Previously, he had served as President of ACTI, a subsidiary of First Data Corporation.

     Mr. Klutch was appointed Senior Vice President - Finance of Cognizant Corporation in April 1996. Mr. Klutch previously was Vice President - Financial Planning of Dun & Bradstreet (October 1984).

     Mr. Malone was appointed Senior Vice President - Finance & Controller of Cognizant Corporation in December 1996. He had been appointed Vice President - Finance & Controller, effective April 1996. Previously, he had served as Assistant Vice President and Leader - North American Shared Transaction Services Center (February 1995) and as Vice President & Controller of Reuben H. Donnelley Corporation, subsidiaries of Dun & Bradstreet (1990).

     Ms. Reynolds was appointed Senior Vice President & Corporate Secretary of Cognizant Corporation in August 1996. Ms. Reynolds served as Vice President and Global Leader, Pay and Performance of Dun & Bradstreet, effective October 1995. Previously, she was Senior Vice President - Corporate Services of Herman Miller, Inc. and a principal at Sibson & Company, Inc. (June 1983).

     Mr. Siegel was appointed Senior Vice President & General Counsel of Cognizant Corporation in February 1997. Mr. Siegel was a partner with the law firm of Baker & Botts, L.L.P. from September 1994 to February 1997. Previously, he was a partner at the law firm of O'Sullivan Graev & Karabell (July 1987).

     Ms. Katz was appointed Vice President & Treasurer of Cognizant Corporation in September 1996. Ms. Katz was appointed Senior Vice President & Chief Financial Officer for Reuben H. Donnelley, a subsidiary of Dun & Bradstreet, in September 1992. Previously, she was appointed Vice President - Strategic and Financial Planning (August 1991) and Vice President - Finance and Planning (February 1991) for Reuben H. Donnelley.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Information in response to this Item is set forth under Dividends and Common Stock Information in the "Financial Review" on Page 6 of the 1996 Report to Shareholders, which information is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

     Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1992 through 1996 set forth in the "Five-Year Selected Financial Data" on Page 24 of the 1996 Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information in response to this Item is set forth in the "Financial Review" on Pages 1 to 6 of the 1996 Report to Shareholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Schedules under Item 14 on Page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's proxy statement to be filed on or about April 24, 1997 with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Page 13 of this report responds to Items 401(b) and (e) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement to be filed on or about April 24,1997 with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement to be filed on or about April 24, 1997 with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement to be filed on or about April 24, 1997 with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report.

          (1)  Financial Statements.

               See Index to Financial Statements and Schedule on Page 19.

          (2)  Financial Statement Schedule.

               See Index to Financial Statements and Schedule on Page 19.

          (3)  Other Financial Information.

               Business Segments, 1996. See Index to Financial Statements and Schedule on Page 19. Five-year Selected Financial Data. See Index to Financial Statements and Schedule on Page 19.

          (4)  Exhibits.
               See Index to Exhibits on Page 22, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on pages 1 to 24 to Exhibit 13 is incorporated herein by reference, and no other information appearing in Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.

     (b) Reports on Form 8-K.

               A report on Form 8-K was filed on October 15, 1996 to report under Item 5, Other Events, that Registrant's Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COGNIZANT CORPORATION
                                                (REGISTRANT)

                            By:              ROBERT E. WEISSMAN
                                 --------------------------------------------
                                            (ROBERT E. WEISSMAN,
                                    CHAIRMAN & CHIEF EXECUTIVE OFFICER)


                            By:               VICTORIA R. FASH
                                 --------------------------------------------
                                             (VICTORIA R. FASH,
                                          EXECUTIVE VICE PRESIDENT
                                         & CHIEF FINANCIAL OFFICER)


                            By:                JAMES C. MALONE
                                 --------------------------------------------
                                              (JAMES C. MALONE,
                                 SENIOR VICE PRESIDENT - FINANCE & CONTROLLER)

Date: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      CLIFFORD L. ALEXANDER, JR.                     H. EUGENE LOCKHART
---------------------------------------    ------------------------------------
(CLIFFORD L. ALEXANDER, JR., DIRECTOR)         (H. EUGENE LOCKHART, DIRECTOR)


          JOHN P. IMLAY, JR.                         JAMES R. PETERSON
---------------------------------------    ------------------------------------
    (JOHN P. IMLAY, JR., DIRECTOR)             (JAMES R. PETERSON, DIRECTOR)


          ROBERT KAMERSCHEN                         M. BERNARD PUCKETT
---------------------------------------    ------------------------------------
    (ROBERT KAMERSCHEN, DIRECTOR)              (M. BERNARD PUCKETT, DIRECTOR)


          ROBERT J. LANIGAN                         ROBERT E. WEISSMAN
---------------------------------------    ------------------------------------
    (ROBERT J. LANIGAN, DIRECTOR)             (ROBERT E. WEISSMAN, DIRECTOR)




Date: March 27, 1997

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS:

     The Company's consolidated financial statements, the notes thereto and the related report thereon of Coopers & Lybrand L.L.P., independent accountants, for the years ended December 31, 1996, 1995 and 1994, appearing on pages 6 to 23 of the accompanying 1996 Report to Shareholders, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.


                                                                             PAGE
                                                               ---------------------------------
                                                                    10-K         1996 REPORT TO
                                                                                  SHAREHOLDERS
                                                               ---------------   ---------------
Report of Independent Accountants...........................   Exhibit 13 Pg 7          7
Statement of Management's Responsibility for
  Financial Statements......................................   Exhibit 13 Pg 7          7
As of December 31, 1996 and 1995:
  Consolidated Statements of Financial Position.............   Exhibit 13 Pg 9          9
For the years ended December 31, 1996, 1995 and 1994:
  Consolidated Statements of Income.........................   Exhibit 13 Pg 8          8
  Consolidated Statements of Cash  Flows....................   Exhibit 13 Pg 10        10
  Consolidated Statements of Shareholders' Equity...........   Exhibit 13 Pg 11        11
Notes to Consolidated Financial Statements..................      Exhibit 13
                                                                  Pgs 12-23           12-23
Quarterly Financial Data (Unaudited) for the years ended
  December 31, 1996 and 1995................................   Exhibit 13 Pg 23        23
Management's Discussion and Analysis of Financial                 Exhibit 13
  Condition and Results of Operations ......................       Pgs 1-6             1-6
Other financial information:
  Business Segments, 1996...................................   Exhibit 13 Pg 21        21
  Five-year selected financial data.........................   Exhibit 13 Pg 24        24

SCHEDULE:
  Report of Independent Accountants.........................          20               --

  Cognizant Corporation and Subsidiaries....................      Exhibit 21           --

  II. Valuation and Qualifying Accounts for the years ended
      December 31, 1996, 1995 and 1994......................          21               --


     Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of  Cognizant Corporation:

Our report on the consolidated financial statements of Cognizant Corporation as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, has been incorporated by reference in this Form 10-K from page 7 of the 1996 Report to Shareholders of Cognizant Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 19 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
February 19, 1997

                                                                     SCHEDULE II

                     COGNIZANT CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------
                 COL. A                            COL. B         COL. C         COL. D        COL. E
-------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                   BALANCE      CHARGED TO                     BALANCE
                                                  BEGINNING      COSTS AND                      AT END
              DESCRIPTION                         OF PERIOD      EXPENSES     DEDUCTIONS(a)   OF PERIOD
              -----------                         ---------     ----------    -------------   ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  For the Year Ended December 31, 1996..........   $11,446        $4,993         $  969        $15,470
                                                   =======        ======         ======        =======
  For the Year Ended December 31, 1995..........   $10,839        $3,310         $2,703        $11,446
                                                   =======        ======         ======        =======
  For the Year Ended December 31, 1994..........   $ 7,641        $3,951         $  753        $10,839
                                                   =======        ======         ======        =======

NOTE:
  (a) Represents primarily the charge-off of uncollectible accounts for which a reserve was provided.

                               INDEX TO EXHIBITS

REGULATION S-K
EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------
   3  Articles of Incorporation and By-laws:

     .1 Restated Certificate of Incorporation of Cognizant Corporation dated October 7, 1996 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement Form 10 filed October 7, 1996, file number 001-12275).

     .2 Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed October 7, 1996, file number 001-12275).

  10  Material Contracts:

     .1  Distribution Agreement among Cognizant Corporation, The Dun &
           Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996.

     .2  Tax Allocation Agreement among Cognizant Corporation, The Dun &
           Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996.

     .3  Employee Benefits Agreement among Cognizant Corporation, The Dun &
           Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996.

     .4  Indemnity and Joint Defense Agreement among Cognizant Corporation, The
           Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996.

     .5  TAM Master Agreement between Cognizant Corporation and ACNielsen
           Corporation dated as of  October 28, 1996.
     .6  Intellectual Property Agreement among Cognizant Corporation, The Dun &
           Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996.

     .7  1996 Cognizant Corporation Non-Employee Directors' Stock Incentive
           Plan, as adopted effective November 1, 1996*.

     .8  1996 Cognizant Corporation Non-Employee Directors' Deferred
           Compensation Plan, as adopted effective October 15, 1996*.

     .9  1996 Cognizant Corporation Key Employees' Stock Incentive Plan, as
           adopted effective November 1, 1996*.
    .10  1996 Cognizant Corporation Replacement Plan for Certain Employees
           Holding the Dun & Bradstreet Corporation Equity-Based Awards, as adopted effective November 1, 1996*.

    .11  1996 Cognizant Corporation Replacement Plan for Certain Employees
           Holding I.M.S. International, Inc. Stock Options, as adopted November 1, 1996*.

    .12  Form of  Non-Employee Directors' Stock Option Agreement*.
    .13  Form of  Non-Employee Directors' Restricted Stock  Agreement*.

    .14  Forms of Stock Option Agreement*.
    .15  Forms of Purchased  Option Agreement*.

    .16  Forms of Limited Stock Appreciation Right Agreement*.

    .17  Forms of Change-in-Control Agreement for Certain Executives of
           Cognizant Corporation, as adopted October 15, 1996*.

    .18  Cognizant Corporation Executive Transition Plan, as adopted effective
           November 1, 1996*.
    .19  Cognizant Corporation Executive Annual Incentive Plan, as adopted effective January 1, 1997*.
    .20  Cognizant Corporation Supplemental Executive Retirement Plan, as
           adopted effective November 1, 1996*.
    .21  Rights Agreement dated as of October 15, 1996 between Cognizant
           Corporation and First Chicago Trust Company of New York (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K filed October 15, 1996, file number 001-12275).

  11  Computation of Earnings Per Share on a Fully Diluted Basis.
  13  1996 Report to Shareholders.
  21  List of Active Subsidiaries as of January 31, 1997.
  23  Consent of Independent Accountants.
  27  Financial Data Schedules.

-------------------------------------------------------------------------------
     * Management contract or compensatory plan or arrangement