Form 10-Q
period 1997-03-31
COGNIZANT CORP
filed 1997-05-13
CIK 1019876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ---------------------        ----------------

                        Commission file number 001-12275


                             COGNIZANT CORPORATION
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                    06-1450569
--------------------------------------     ----------------------------------
--------------------------------------     ----------------------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)

 200 Nyala Farms, Westport, CT                           06880
--------------------------------------     -----------------------------------
--------------------------------------     -----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (203) 222-4200
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                       Shares Outstanding
                     Title of Class                    at March 31, 1997
                     Common Stock,                         167,457,411
                par value $.01 per share

                              COGNIZANT CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                        PAGE(S)

Item 1. Financial Statements
Condensed Consolidated Statements of Income (Unaudited)
     Three Months Ended March 31, 1997 and 1996                         3

Condensed Consolidated Statements of Financial Position (Unaudited)
     March 31, 1997 and December 31, 1996                               4

Condensed Consolidated Statements of Cash Flows (Unaudited)
     Three Months Ended March 31, 1997 and 1996                         5


Notes to Condensed Consolidated Financial Statements (Unaudited)      6-8

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       9-11



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                            13


PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

COGNIZANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

                                                               Three Months Ended
                                                                     March 31,
                                                   -------------------------------------------
                                                         1997                       1996
                                                   ----------------           ----------------

Operating Revenue                                    $   434,701                $  370,019

Operating Costs                                          193,116                   160,544

Selling and Administrative Expenses                      126,846                   117,168

Depreciation and  Amortization                            37,492                    33,329
                                                   ----------------           ----------------
                                                          77,247                    58,978

Interest Income                                            5,370                     2,087
Interest Expense                                            (450)                     (268)
Other Expense - Net                                       (4,365)                   (1,373)
                                                   ----------------           ----------------
Non-Operating Income - Net                                   555                       446

Income Before Provision for Taxes                         77,802                    59,424

Provision for Income Taxes                               (24,897)                  (26,147)

                                                   ---------------           ----------------
Net Income                                          $     52,905              $     33,277
                                                   ===============           ================



Earnings Per Share of Common Stock                        $.31                      $.20
                                                    =============            ================



Average Number of Shares Outstanding                 169,770,000               169,669,000
                                                    =============           ================




See accompanying notes to the condensed consolidated financial statements (unaudited)

                                                       -3-

COGNIZANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(Dollar amounts in thousands)
                                                        March 31,              December 31,
                                                          1997                     1996
                                                -------------------       --------------------
Assets

Current Assets
   Cash and Cash Equivalents                        $    366,005               $    428,520
   Accounts Receivable-Net                               457,699                    453,791
   Other Current Assets                                  119,119                    112,151
                                                    -------------             -----------------
       Total Current Assets                              942,823                    994,462
                                                    -------------             -----------------
Investments                                              121,400                    117,706
                                                    -------------             -----------------
Property, Plant and Equipment-Net                        267,373                    268,888
                                                    --------------            ----------------
Other Assets-Net
   Computer Software                                     141,028                    139,040
   Goodwill                                              247,585                    251,483
   Other Assets                                          100,517                    103,403
                                                   ---------------             ----------------
       Total Other Assets-Net                            489,130                    493,926
                                                   ---------------             ----------------

Total Assets                                       $   1,820,726               $  1,874,982
                                                  ================            =================

Liabilities and Shareholders' Equity

Current Liabilities
   Accounts and Notes Payable                     $       63,890              $      46,923
   Accrued and Other Current Liabilities                 237,111                    276,682
   Accrued Income Taxes                                   67,670                     63,416
   Deferred Revenues                                     339,371                    292,970
                                                   --------------               --------------
       Total Current Liabilities                         708,042                    679,991
Postretirement and Postemployment Benefits                52,958                     50,519
Deferred Income Taxes                                     88,437                    105,074
Other Liabilities and Minority Interests                 180,002                    166,785
                                                  ---------------               --------------

Total Liabilities                                      1,029,439                  1,002,369
                                                  ---------------               -------------

Shareholders' Equity                                     791,287                    872,613
                                                  ---------------               -------------

Total Liabilities and Shareholders' Equity        $    1,820,726              $   1,874,982
                                                  ================            ===============








See accompanying notes to the condensed consolidated financial statements (unaudited).

                                                       -4-


COGNIZANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)
                                                                 Three Months Ended
                                                                        March 31,
                                                          ------------------------------
                                                                1997             1996
                                                           ------------    --------------
Cash Flows from Operating Activities:
Net Income                                                  $  52,905       $    33,277
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                              37,492            33,329
    Gains from Sale of Investments                             (5,436)                -
    Restructuring Payments                                          -            (8,663)
    Postemployment Benefits Expense                                 -             1,667
    Postemployment Benefits Payments                           (3,157)           (5,534)
    Payments Related to 1995 Non-recurring Charge              (2,180)                -
    Net (Increase) Decrease in Accounts Receivable            (27,416)           41,404
    Net Increase in Deferred Revenues                          49,862            16,094
    Gartner Minority Interest Expense                           9,038             5,139
    Deferred Income Taxes                                     (12,975)           26,638
    Net Increase (Decrease) in Accrued Income Taxes             3,095            (3,663)
    Net (Increase) in Other Working Capital Items             (12,297)          (60,288)
-----------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                      88,931            79,400
-----------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Proceeds from Maturities of Marketable Securities               6,355            10,454
Payments for Marketable Securities                             (9,734)          (32,143)
Payments for Acquisitions of Businesses                        (4,762)                -
Proceeds from Sale of  Investment                               7,004                 -
Capital Expenditures                                          (18,586)          (14,909)
Additions to Computer Software                                (16,348)          (10,415)
Additions to Deferred Charges                                  (5,706)          (11,033)
(Increase) Decrease in Investments                            (15,601)            1,367
Other                                                           6,807            (2,544)
----------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                         (50,571)          (59,223)
----------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares                     (95,069)                -
Proceeds from Exercise of  Stock Options                       1,151                 -
Payments of Dividends                                         (5,117)                -
Other Stock Transactions with Employees                        5,728             8,853
Net Transfers to The Dun & Bradstreet Corporation                  -           (25,591)

Other                                                           (324)           (2,265)
----------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                        (93,631)          (19,003)
----------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents  (7,244)             (607)
----------------------------------------------------------------------------------------

(Decrease) Increase in Cash and Cash Equivalents             (62,515)              567
Cash and Cash Equivalents, Beginning of Year                 428,520           157,105
----------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                   $ 366,005        $  157,672
========================================================================================



See accompanying notes to the condensed consolidated financial statements (unaudited).

COGNIZANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar amounts in thousands - (Unaudited)

Note 1- Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Cognizant Corporation (the "Company") in the 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included.

Note 2 - Investment Partnership

Two of the Company's subsidiaries participate in a limited partnership, one of which serves as general partner. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnership are included in the Company's consolidated financial statements.

Note 3 - Litigation

The Company and its subsidiaries are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation, if decided adversely, could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

In addition, on July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Dun & Bradstreet Corporation ("Dun & Bradstreet), A.C. Nielsen Company and I.M.S. International, Inc. ("IMS"), a company that is owned by the Company (the "IRI Action").

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

IRI's complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount.

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997 the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint.

In connection with the IRI Action, Dun & Bradstreet, ACNielsen Corporation ("ACNielsen") (the parent company of A.C. Nielsen Company) and the Company have entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that the Company and Dun & Bradstreet will share liability equally for any amounts in excess of the ACN Maximum Amount.

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

Note 4 - Financial Instruments with Off-Balance-Sheet Risk

IMS uses foreign exchange forward contracts which provide for the sale of foreign currencies to hedge a portion of committed revenues. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the Japanese Yen, German Mark, Swiss Franc, Italian Lira and Spanish Peseta. At February 28, 1997, the notional amount hedged was $114,000. These forward contracts are valued at market quotes and have expiration dates through April 1997. Gains and losses on forward contracts and committed foreign currency revenues are deferred until such revenues are recognized or such commitments are met.

In addition, foreign exchange forward contracts are entered into in the normal course of business to hedge against foreign exchange movements on certain assets and liabilities of subsidiaries that are denominated in currencies other than the subsidiary's functional currency. At February 28, 1997, IMS had approximately $92,000 in foreign exchange forward contracts outstanding with various expiration dates through March 1997.

Note 5 - Adoption of Statements of Financial Accounting Standards

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The Company is currently evaluating the new statement; however, the impact of adoption of SFAS No. 128 on the Company's financial statements is not expected to be significant. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share data presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except per share data)

Reported First Quarter Results

Revenue for the first quarter of 1997 increased 17.5% to $434,701 from $370,019 for the first quarter of the prior year. The increase reflected continued high growth at Gartner Group, through strengthening of its product line and new product offerings, strong revenue performance at IMS, and double-digit revenue growth at Nielsen Media Research. The increase was partially offset by declining revenues at Pilot Software. The impact of a stronger U.S. dollar in the first quarter decreased revenue by approximately 1%.

Operating income for the first quarter increased 31.0% to $77,247 from $58,978 for the comparable period a year ago. Operating income growth outpaced revenue growth primarily due to Gartner Group's ability to take advantage of economies of scale and IMS's ability to leverage its resources. The impact of a stronger U.S. dollar in the first quarter decreased operating income by approximately 3%.

Non-operating income-net for the first quarter was $555 compared with non-operating income-net of $446 for the prior year.

The Company's effective tax rate was 32.0% for the first quarter of 1997, compared with an effective tax rate of 44.0% for the first quarter of 1996. The Company has initiated global tax planning strategies that have lowered its effective tax rate.

The Company's net income for the first quarter increased 59.0% to $52,905 from $33,277 in the comparable period of the prior year. Earnings per share for the first quarter increased 55.0% to $.31 from $.20 in the prior year. Net income in 1997 includes an after-tax gain of $3,696, or $.02 per share, from the sale of WEFA Group, Inc., a Cognizant Enterprises venture capital fund investment.

On February 18, 1997 the Company announced that its Board of Directors had authorized a systematic stock repurchase program to buy up to 8.5 million shares of the Company's outstanding common stock over a two-year period. Through March 31, 1997, 2.8 million shares have been acquired at a total cost of $95,069. Stock repurchases are held in Treasury and reissued upon exercise of employee stock options.

Results by Business Segment

The Marketing Information Services segment consists of IMS, Nielsen Media Research, Pilot Software, Erisco, Cognizant Technology Solutions and Cognizant Enterprises. Marketing Information Services revenue for the first quarter 1997 increased 10.6% to $315,576 from $285,272 in the comparable period of the prior year, and up 11.8% excluding the impact of a stronger U.S. dollar. IMS had first quarter revenue in 1997 of $209,822, up 9.8% from $191,080 in the first quarter 1996. Excluding the impact of a stronger U.S. dollar, IMS revenue increased 11.4%. IMS revenue growth benefited from a strong performance by the Sales Technologies unit, market expansion and new product introductions in the first quarter.

Nielsen Media Research revenue for the first quarter 1997 increased 12.3% to $86,271 from $76,821 in the comparable period of the prior year. The growth at Nielsen Media Research was driven by the addition of a new metered market and the continued impact of new broadcast and cable network subscribers. Growth in the first quarter 1997 was adversely impacted by declining revenues at Pilot Software.

Marketing Information Services operating income for the first quarter 1997 increased 5.4% to $54,787 from $52,007 in the comparable period of the prior year, and up 8.9% excluding the impact of a stronger U.S. dollar. IMS, the largest business within this segment, had first quarter operating income growth in 1997 of 10.8%. Excluding the impact of a stronger U.S. dollar, IMS operating income increased 16.5%. Nielsen Media Research operating income for the first quarter 1997 increased 11.6%. Growth in the first quarter 1997 was partially offset by a loss at Pilot Software.

The Information Technology Services segment consists of the Company's majority-owned subsidiary, Gartner Group. Information Technology Services revenue for the first quarter 1997 increased 40.6% to $119,125 from $84,747 in the comparable period of the prior year. The growth reflected Gartner's continued strengthening of its product line and the introduction of new product offerings. Information Technology Services operating income for the first quarter 1997 increased 69.1% to $29,360 from $17,367 in the comparable period of the prior year.

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 1997 and 1996

     Net cash provided by operating activities totaled $88,931 for the three months ended March 31, 1997 compared with $79,400 for the comparable period in 1996. The increase of $9,531 principally reflects an increase in business operating results ($19,628), an increase in deferred revenues ($33,768) at Gartner Group, lower other working capital items ($47,991) primarily at IMS and the absence of restructuring payments in 1997 ($8,663). These sources were partially offset by an increase in accounts receivable in 1997 compared to a decrease in 1996 ($68,820), primarily reflecting increased sales at IMS and Gartner Group, and a change in deferred income taxes ($39,613).

Net cash used in investing activities totaled $50,571 for 1997 compared with $59,223 for the comparable period in 1996. The decrease in cash used for investing activities of $8,652 is principally due to lower payments for marketable securities ($22,409) and proceeds from investments ($7,004), partially offset by an increase in investments ($16,968).

Net cash used in financing activities totaled $93,631 for the three months ended in 1997 compared with $19,003 for the comparable period in 1996. The increase in cash usage of $74,628 is primarily due to payments for the purchase of treasury shares ($95,069) and dividends paid ($5,117) in 1997 compared with net transfers to The Dun & Bradstreet Corporation ($25,591) in 1996.

Changes in Financial Position at March 31, 1997 Compared to December 31, 1996

Cash and Cash Equivalents decreased to $366,005 at March 31, 1997, from $428,520 at December 31, 1996, primarily reflecting the purchase of treasury shares.

Deferred  Revenues  increased  to $339,371 at March 31, 1997,  from  $292,970 at
December 31, 1996, primarily reflecting an increase in subscription sales at Gartner Group.

Shareholders' Equity decreased to $791,287 at March 31, 1997, from $872,613 at December 31, 1996, primarily reflecting the purchase of treasury shares and change in cumulative translation adjustment, partially offset by net income.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        10.  Material Contracts

              .22 Cognizant Corporation Retirement Excess Plan, as adopted effective January 1, 1997 (replaces Retirement Excess Plan draft filed as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for Year Ended December 31, 1996, filed March 28, 1997, file number 001-12275)*

              .23 Cognizant Corporation Savings Equalization Plan, as adopted effective November 1, 1996*

          21.  List of Active Subsidiaries as of January 31, 1997.

(b)     Reports on Form 8-K:

        There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

-----------------------------------------

*Management contract or compensatory plan or arrangement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COGNIZANT CORPORATION




Date: May 13, 1997            By: /s/JAMES C. MALONE
                                  ====================================
                                  James C. Malone
                                  Senior Vice President - Finance & Controller

EXHIBIT 1022




                                    COGNIZANT

                             RETIREMENT EXCESS PLAN



















                         Effective as of January 1, 1997

============================================================================

============================================================================

                              COGNIZANT CORPORATION
                             RETIREMENT EXCESS PLAN

                         Effective as of January 1, 1997


Introduction

Effective as of January 1, 1997, the Cognizant Corporation Retirement Excess Plan (the "Plan") is established by Cognizant Corporation (the "Company") to provide participating employees with retirement benefits in excess of those permitted to be paid under the Cognizant Retirement Plan (the "Qualified Plan") due to the limitations imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended (the "Code"). For purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), this Plan is intended to be unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees.

==============================================================================
                     Section I -- Participation in the Plan
==============================================================================


All participants in the Qualified Plan shall participate in this Plan whenever their benefits under the Qualified Plan as from time to time in effect would have exceeded the limitations on benefits imposed by Sections 401(a)(17) and 415 of the Code if such benefits were determined as though no provision were contained in the Qualified Plan incorporating such limitations.

===============================================================================
Section II -- Benefits
===============================================================================

The Corporation shall pay to each participant in the Qualified Plan (or his or her beneficiaries designated to receive benefits from the Qualified Plan) a benefit equal to the excess of (a) over (b), where:

(a) equals the amount that would be payable to the participant (or his or her beneficiaries) under the Qualified Plan in the absence of any provision reducing benefits due to the benefit limitations imposed by Sections 401(a)(17) and 415 of the Code; and

(b) equals the sum of (i) the actual benefits payable to the participant (or his or her beneficiaries) from the Qualified Plan and (ii) the benefits payable to the participant (or his or her beneficiaries) from the Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (as in effect on October 31, 1996), as determined by the Company in accordance with the methods and assumptions specified in Appendix A of this Plan.

===============================================================================
Notwithstanding the foregoing, no benefits shall be payable hereunder unless the participant has a nonforfeitable right to benefits under the Qualified Plan. Benefits hereunder shall be payable at the same time and in the same form as the participant's (or his or her beneficiaries') benefits under the Qualified Plan; provided, however, if an Election (as defined in Section IV of this Plan) has been made and becomes effective prior to the date when benefits under this Plan would otherwise be payable to the participant, the form of payment of benefits under this Plan shall be in the form so elected pursuant to such Election. If an Election becomes effective prior to the date when benefits would be payable and the participant dies prior to the date when benefits would be payable, his or her beneficiaries designated to receive benefits from the Qualified Plan shall receive benefits in the form so elected pursuant to such Election. If the participant has not designated a beneficiary under the Qualified Plan, or if no such beneficiary is living at the time of the participant's death, the amount, if any, payable hereunder upon his or her death shall be distributed to the person or persons who would otherwise be entitled to receive a distribution of the participant's Qualified Plan benefits.
===============================================================================

Notwithstanding any Election, if the lump sum value, determined in the same manner as provided under Section IV below, of the benefits payable to the participant (or his or her beneficiaries) under this Plan is $10,000 or less at the time such benefits are payable under this Plan, such benefits shall be payable as a lump sum.

Any portion of the benefits payable under this Plan as a lump sum shall be paid commencing at the same time as benefits payable in any other form hereunder would otherwise be paid.

===============================================================================
Section III -- Unfunded Status
===============================================================================

Participants hereunder shall have the status of general unsecured creditors of the Company and this Plan constitutes a mere promise by the Company to make benefit payments at the time or times required hereunder. It is the intention of the Company that this Plan be unfunded for tax purposes and for purposes of Title I of ERISA, and any trust created by the Company and any assets held by such trust to assist the Company in meeting its obligations under the Plan shall meet the requirements necessary to retain such unfunded status.

============================================================================
Section IV -- Election of Form of Payment
============================================================================
     (a) A participant under this Plan may elect to receive all, none, or a specified portion, as provided below, of his benefits hereunder as a lump sum and to receive any balance of such benefits in the form of an annuity (an "Election"); provided that any such Election shall be effective for purposes of this Plan only if (i) such participant remains in the employment of the Company or an Affiliate, as the case may be, for a period not less than the full 12 calendar months immediately following the Election Date of such Election except in the case of such participant's death or disability as provided below), and (ii) such participant complies with the administrative procedures set forth by the Committee with respect to the making of an Election. "Affiliate" shall mean the Company and any other employer which is a member of a "controlled group of corporations," a group under "common control," or an "affiliated service group,"all as determined under Code Sections 414(b), (c),
         (m), (o).

(b) Any portion of the benefit payable to the participant (or his or her beneficiaries) in the form of an annuity shall be paid at the same time and in the same form as his or her benefits under the Qualified Plan. Any portion of the benefit payable to the participant (or his or her beneficiaries) in the form of a lump sum shall be paid in full at the same time as the benefits commence under the Qualified Plan, and no subsequent lump sum benefits will be paid.

(c) A participant may elect a payment form different than the payment form previously elected by him or her by filing a revised election form; provided that any such new Election shall be effective only if the conditions in clauses (i) and (ii) of Section IV(a) above are satisfied with respect to such new Election. Any prior Election made by a participant that has satisfied such conditions remains effective for purposes of this Plan until such participant has made a new Election satisfying such conditions.

(d) A participant making an election under this Section IV may specify the portion of his benefits under this Plan to be received in a lump sum as follows: 0 percent, 25 percent, 50 percent, 75 percent or 100 percent.

==============================================================================
(e) In the event a participant who has made an Election dies or becomes disabled within the meaning of the Company's long-term disability plan while employed by the Company or an affiliate and such death or disability occurs during the 12-calendar-month period immediately following the Election Date of such Election, the condition that such participant remain employed with the Company or an affiliate for such 12-month period shall be deemed to be satisfied and such Election shall be effective with respect to benefits payable to such participant or participant's beneficiaries under this Plan.
==============================================================================

(f) The amount of any portion of the benefits payable as a lump sum under this Section IV will equal the present value of such portion of such benefits, and the present value shall be determined (i) based on a discount rate equal to the average of 85% of the 15-year non-callable U.S. Treasury bond yields as of the close of business on the last business day of each of the three months immediately preceding the date the annuity value is determined and (ii) using the 1983 Group Annuity Mortality Table.

(g) "Election Date" for purposes of this Plan means the date that a properly completed election form with respect to an Election is received by the Company.

=============================================================================
Section V -- Cessation of Benefits
=============================================================================

(a) Notwithstanding any other provision of the Plan (except as provided below in this Section V), no benefits or no further benefits, as the case may be, shall be paid to a participant (or his or her beneficiary) if the participant has:

        (i) become a stockholder (unless such stock is listed on a national securities exchange or traded on a daily basis in the over-the-counter market and the participant's ownership interest is not in excess of 2% of the company of which the shares are being purchased), employee, officer, director or consultant of or to a Company, or a member or an employee of or a consultant to a partnership or any other business or firm, which competes with any of the businesses owned or operated by the Company, or if the participant becomes associated with a company, partnership or individual which company, partnership or individual acts as a consultant to businesses in competition with the Company, such participant provided services to such competing businesses, whether or not, in any of the foregoing cases, such participant accepts any form of compensation from such competing entity or consultant; or

         (ii) been discharged from employment with the Company or any affiliate for "cause." "Cause" means (1) willful malfeasance or willful misconduct by the participant in connection with his or her employment, (2) continuing failure to perform such duties as are requested by any employee to whom the participant reports or the board of directors of the Company, or (3) the commission by a participant of (I) any felony or (II) any misdemeanor involving moral turpitude.

(b) In any case described in this Section V, the participant (or his or her beneficiary) shall be given prior written notice that no benefits or no further benefits, as the case may be, will be paid to such participant (or his or her beneficiary). Such written notice shall specify the particular act(s), or failures to act, on the basis of which the decision to cease paying his or her benefits has been made.

=============================================================================
     (c) Notwithstanding any other provision of the Plan, a participant who receives in a lump sum any portion of his or her benefits hereunder shall receive such lump sum portion of such benefits subject to the condition that if such participant engages in any of the acts described in this Section V, then such participant shall within 60 days after written notice by the Company repay to the Company the amount described in the immediately succeeding sentence. The amount described in this sentence shall equal the amount of the participant's lump sum benefit under this Plan to which such participant would not have been entitled, if such lump sum benefit had instead been payable in the form of an annuity under this Plan and such annuity payments were subject to the provisions of this Section V.
============================================================================

     (d) Notwithstanding anything to the contrary contained herein, the provisions of this Section V shall be of no further force or effect from and after a "Change in Control" with respect to participants then employed by the Company or its Affiliates. For this purpose, a "Change in Control" shall mean:

     (i) any "Person," as such term is used for purposes of Section 13(d) or 14(d)of the Securities Exchange Act of 1934, as amended (the "Exchange Act")(other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), becomes the "Beneficial Owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then-outstanding securities;

===============================================================================
     (ii) during any period of 24 months (not including any period prior to the effective date of this Plan), individuals who at the beginning of such period constitute the board of directors of the Company (the "Board"), and any new director (other than (a) a director nominated by a Person who has entered into an agreement with the Company to effect a transaction described in paragraphs
(i), (iii) or (iv) of this Section V(d), (b) a director nominated by any Person (including the Company) who publicly announces an intention to take or to consider taking actions (including, but not limited to, an actual or threatened proxy contest) which if consummated would constitute a Change in Control or (c) a director nominated by any Person who is the Beneficial Owner, directly or indirectly, of securities of the Company representing 10% or more of the combined voting power of the Company's securities) whose election by the Board or nomination for election by the Company's stockholders was approved in advance by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof;
===============================================================================

     (iii) the stockholders of the Company approve any transaction or series of transactions under which the Company is merged or consolidated with any other company, other than a merger or consolidation (1) which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 66% of the combined voting powers of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation and (2) after which no Person holds 20% or more of the combined voting power of the then-outstanding securities of the Company or such surviving entity; or

     (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

===========================================================================
Section VI -- Funding
===========================================================================

Benefits payable under this Plan shall not be funded and shall be made out of the general funds of the Company; provided, however, that the Company reserves the right to establish one or more trusts to provide alternate sources of benefit payments under this Plan, provided, further, however, that upon the occurrence of a "Potential Change in Control" of the Company, as defined below, the appropriate officers of the Company are required to make contributions to such a trust fund, established as an alternate source of benefits payable under the Plan, as are necessary to fund the lump sum payments to Plan participants required pursuant to Section V of this Plan in the event of a Change in Control of the Company; provided, further, however, that if payments are made from such trust fund, such payments will satisfy the Company's obligations under this Plan to the extent made from such trust fund.

In determining the amount of the necessary contribution to the trust fund in the event of a Potential Change in Control, the following actuarial assumptions shall be used: (i) the interest rate used shall be the interest rate used by the Pension Benefit Guaranty Corporation for determining the value of immediate annuities as of January 1st of the year of the occurrence of the Potential Change in Control, (ii) the 1983 Group Annuity Mortality Table shall be used; and (iii) it shall be assumed that all participants will retire or terminate employment with the Company as soon as practicable after the occurrence of the Potential Change in Control.

For the purpose of this Plan, "Potential Change in Control" means:

(a) the Company enters into an agreement, the consumption of which would result in the occurrence of a Change in Control of the Company;

(b)      any person (including the Company) publicly  announces its intention to
         take  or  to  consider  taking  actions  which  if  consummated   would
         constitute a Change in Control of the Company;

===============================================================================
(c) any person, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company (or a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), who is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 9.5% or more of the combined voting power of the Company's then outstanding securities, increases his or her beneficial ownership of such securities by 5% or more over the percentage so owned by such person; or
===============================================================================

(d) The Board of Directors of the Company adopts a resolution to the effect that, for purposes of this Plan, a Potential Change in Control of the Company has occurred.

=============================================================================
Section VII -- Miscellaneous
=============================================================================

(a) The Compensation and Benefits Committee of the board of directors of the company shall be responsible for the administration of the Plan and may delegate to any management committee, employee, director or agent its responsibility to perform any act hereunder, including without limitation those matters involving the exercise of discretion, provided that such delegation shall be subject to revocation at any time at the Committee's discretion. The Committee shall have the authority to determine all questions arising in connection with the Plan, to interpret the provisions of the Plan and construe all of its terms, to adopt, amend, and rescind rules and regulations for the administration of the Plan, and generally to conduct and administer the Plan and to make all determinations in connection with the Plan as may be necessary or advisable. All such actions of the Committee shall be conclusive and binding upon all participants and beneficiaries.

(b) The Committee may, in its sole discretion, terminate, suspend or amend this Plan at any time or from time to time, in whole or in part; provided, however, that in the event of termination, the rights of participants to their accrued benefits hereunder shall become nonforfeitable. No termination, suspension or amendment of the Plan may adversely affect a participant's or beneficiary's benefit to which he or she is entitled under the Plan as in effect on the date immediately preceding the date of such termination, suspension or amendment.

(c) Nothing contained herein will confer upon any participant the right to be retained in the service of the Company or any affiliate, nor will it interfere with the right of the Company or any affiliate to discharge or otherwise deal with participants with respect to matters of employment.

(d) A participant's right to benefit payments under the Plan shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment or garnishment by creditors of such participant or his or her beneficiary.

============================================================================
(e) The Company may withhold from any benefit under the Plan an amount sufficient to satisfy its tax withholding obligations.
=============================================================================

(f) The Plan shall be governed by and construed in accordance with the laws of the State of New York applicable to contracts made and to be performed in such state to the extent not preempted by federal law.

==============================================================================
                                   APPENDIX A
==============================================================================

The benefits payable from the Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (the "PBEP") to participants of this Plan shall be determined as amounts payable monthly in the form of a single life annuity commencing on the first day of the month coincident with or next following the date the participant attains age 65 (the "Normal Retirement Date").

In the event a participant's benefit from this Plan is paid in a form other than a single life annuity, however, the benefits payable from the PBEP shall be adjusted to equal the actuarial equivalent value of the single life annuity amount computed on the basis of mortality rates shown in Appendix B of this Plan and 6.75% interest. In the event a participant's benefit from this Plan commences prior to the participant's Normal Retirement Date, and the participant terminated employment with the Company on or after he or she attained age 55, the benefits payable from the PBEP commencing on the first day of the month coincident with or next following the participant's Normal Retirement Date shall be reduced by 3/12% for each month prior to the Normal Retirement Date (or age 60 if the participant has 35 years of service on his or her Early Retirement
Date) that benefits commence. In the event a participant's benefit from this Plan commences prior to the participant's Normal Retirement Date, and the participant terminated employment with the Company before he or she attained age 55, the benefits payable from the PBEP as determined in accordance with the provisions set forth above shall be adjusted to equal the actuarial equivalent value of such amount computed on the basis of mortality rates shown in Appendix B of this Plan and 6.75% interest.

=============================================================================
                                   APPENDIX B
=============================================================================

                                 MORTALITY RATES
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
Age                   Participant        Beneficiary        Age                Participant        Beneficiary
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
25                    .000581            .000470            68                 .024559            .018359
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
26                    .000610            .000497            69                 .026871            .020335
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
27                    .000644            .000526            70                 .029559            .022766
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
28                    .000681            .000557            71                 .032952            .025919
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
29                    .000720            .000591            72                 .036762            .029529
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
30                    .000763            .000629            73                 .040907            .033496
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
31                    .000811            .000669            74                 .045427            .037808
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
32                    .000866            .000714            75                 .050298            .042428
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
33                    .000923            .000762            76                 .055809            .047551
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
34                    .000988            .000814            77                 .062080            .053217
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
35                    .001059            .000873            78                 .069068            .059419
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
36                    .001136            .000936            79                 .076746            .066152
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
37                    .001223            .001077            80                 .084955            .073330
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
38                    .001318            .001084            81                 .093582            .080901
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
39                    .001423            .001168            82                 .102603            .088868
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
40                    .001539            .001261            83                 .111984            .097236
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
41                    .001682            .001369            84                 .121754            .106074
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
42                    .001869            .001497            85                 .131910            .115436
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
43                    .002097            .001647            86                 .142522            .125403
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
44                    .002364            .001815            87                 .153693            .136075
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
45                    .002670            .002005            88                 .165518            .147557
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
46                    .003011            .002216            89                 .178093            .159954
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
47                    .003388            .002449            90                 .191529            .173397
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
48                    .003797            .002705            91                 .203702            .185997
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
49                    .004241            .002983            92                 .216646            .199614
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
50                    .004717            .003289            93                 .230478            .214387
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
51                    .005216            .003594            94                 .245331            .230463
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
52                    .005746            .003926            95                 .261353            .248008
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
53                    .006310            .004288            96                 .278704            .267202
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
54                    .006907            .004683            97                 .297562            .288242
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
55                    .007538            .005112            98                 .318124            .311344
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
56                    .008206            .005588            99                 .340598            .336741
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
57                    .008916            .006123            100                .365204            .364688
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
58                    .009679            .006729            101                .392179            .395460
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
59                    .010510            .007415            102                .421772            .429358
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
60                    .011426            .008190            103                .455805            .467222
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
61                    .012449            .009063            104                .496440            .510917
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
62                    .013608            .010042            105                .545840            .562310
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
63                    .014928            .011131            106                .606167            .623265
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
64                    .016449            .012338            107                .679585            .695646
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
65                    .018207            .013671            108                .768255            .781319
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
66                    .020245            .015129            109                .874340            .882150
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
67                    .022388            .016662            110                .999999            .999999
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------


Table of Contents                                                     Page

Introduction............................................................1
Section I -- Participation in the Plan..................................2
Section II -- Benefits..................................................3
Section III -- Unfunded Status..........................................5
Section IV -- Election of Form of Payment...............................6
Section V -- Cessation of Benefits......................................8
Section VI -- Funding..................................................11
Section VII -- Miscellaneous...........................................13

EXHIBIT 1023
                          COGNIZANT CORPORATION SAVINGS
                                EQUALIZATION PLAN

I.       Purpose of the Plan

                  The purpose of the Cognizant Corporation Savings Equalization Plan (the "Plan") is to provide a means of equalizing the benefits of those employees participating in the Cognizant Corporation Savings Plan (the "401(k) Plan") whose matching contributions under the 401(k) Plan are or will be limited by the application of sections 401(a)(17) or 415 of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan is intended to be an "excess benefit plan" as that term is defined in section 3(36) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to those participants whose benefits under the 401(k) Plan have been limited by Section 415 of the Code, and a plan which is unfunded and is maintained by an employer primarily for the purposes of providing deferred compensation for a select group of management or highly compensated employees for purposes of ERISA.

II.      Administration of the Plan

                  The Compensation Committee of the Board of Directors (the "Committee") of Cognizant Corporation (the "Corporation" or the "Company") shall administer the Plan and may delegate to any committee, employee, director or agent its responsibility to perform any act hereunder, including without limitation those matters involving the exercise of discretion, provided that such delegation shall be subject to revocation at any time at its discretion. The Committee shall have full authority to determine all questions arising in connection with the Plan, other than those determinations delegated to employees or independent third parties by the Board of Directors, including interpreting its provisions and construing all of its terms; may adopt procedural rules; and may employ and rely on such legal counsel, such actuaries, such accountants and such agents as it may deem advisable to assist in the administration of the Plan. All of its rules, interpretations and decisions shall be applied in a uniform manner to all participants similarly situated and decisions of the Committee shall be conclusive and binding on all persons.

III.     Participation in the Plan

                  All members of the 401(k) Plan shall be eligible to participate in this Plan whenever their benefits under the 401(k) Plan as from time to time in effect would exceed the limitations on benefits and contributions imposed by sections 401(a)(17) or 415 of the Code. For purposes of this Plan, benefits of a participant in this Plan shall be determined as though no provision were contained in the 401(k) Plan incorporating limitations imposed by Sections 401(a)(17) or 415 of the Code.

IV.  Equalized Benefits

                  If member participating contributions or Company contributions to the 401(k) Plan are suspended during any calendar year because any such contributions would cause the participant's account under such plan to exceed the benefit limitations related to such plan as described in Section III of this Plan, the Corporation shall pay the participant, on or about March 1st of the following year, an amount equal to:

                  (1) the Company matching contributions that otherwise would have been credited to such participant's account under the 401(k) Plan for the balance of the year in which such suspension occurs, as if no provision were set forth therein incorporating limitations imposed by section 401(a)(17) or 415 of the Code, and the participant had continued his elective deferrals to the 401(k) Plan at the rate in effect at the time such contributions were suspended for the balance of the year in which such suspension occurs, plus

                  (2) an interest factor equal to one-half of the annual return which would have been received by the participant had such payment been invested eighty percent (80%) in the Special Fixed Income Fund (Fund C) of the 401(k) Plan and twenty percent (20%) in the BZW Equity Index Fund (Fund A) of the 401(k) plan during the year which such suspension occurs, less

                  (3) any applicable withholding taxes.

V.       Miscellaneous

                  This Plan may be terminated at any time by the Board of Directors of the Corporation, in which event the rights of participants to their accrued benefits shall become nonforfeitable. This Plan may also be amended at any time by the Board of Directors of the Corporation, except that no such amendment shall deprive any participant of benefits accrued at the time of such amendment.

                  Benefits payable under this Plan shall not be funded and shall be made out of the general funds of the Corporation; provided, however, that the Corporation reserves the right to establish a trust fund as an alternate source of benefits payable under the Plan and to the extent payments are made from such trust, such payments will satisfy the Corporation's obligations under this Plan.

                  No right to payment or any other  interest under this Plan may
be  alienated,  sold,  transferred,   pledged,  assigned,  or  made  subject  to
attachment, execution, or levy of any kind.

                  Nothing in this Plan shall be construed as giving any employee the right to be retained in the employ of the Corporation. The Corporation expressly reserves the right to dismiss any employee at any time without regard to the effect which such dismissal might have upon him under the Plan.

                  This Plan shall be construed, administered and enforced according to the laws of the State of Connecticut unless preempted by federal law.

VI.  Effective Date

                  This Plan shall be effective as of the date on which shares of common stock of the Company and ACNielsen Corporation that are owned by The Dun & Bradstreet Corporation ("D&B") are distributed to the holders of record of shares of D&B.

                         EXHIBIT 21B
                    Cognizant Corporation
             Active Subsidiaries as of January 31, 1997

                                                               State of Other      %Ownership
                                                                Jurisdiction       100%except
          Name                                                  Incorporation       as noted
---------------------------------------------------------------------------------------------
COGNIZANT ENTERPRISES, INC.                                              Delaware
COGNIZANT HOLDING CORPORATION                                            Delaware

COGNIZANT INDIA HOLDING CORPORATION                                      Delaware
         CZT India Corporation                                           Delaware

COGNIZANT JAPAN K.K.                                                     Japan
         SSJ K.K.                                                        Japan
         IMS Japan Ltd. KK                                               Japan
         Nippon Computer Services, Inc.                                  Japan

COGNIZANT SOFTWARE SOLUTIONS CORPORATION                                 Delaware
         Cognizant Technology Solutions Corporation                      Delaware
         Cognizant Technology Solutions Canada, Inc.                     Canada
         Dun & Bradstreet-Satyam Software Private Limited                India          76.0
         CSS Investment Corporation                                      Delaware
         Dun & Bradstreet India Private Limited                          India          99.0
              Dun & Bradstreet Marketing Research Private Limited        India          70.0

COGNIZANT TRANSPORTATION SERVICES CORPORATION                            Delaware

CZT/ACN TRADEMARKS,  L.L.C.                                              Delaware       50.0

DBHC, INC.                                                               Delaware
         LexHealth, Inc.                                                 Illinois

ERISCO, INC.                                                             New York

GARTNER GROUP, INC.                                                      Delaware       52.3
         Gartner Group Pacific Pty Limited                               Australia
         Gartner Group Scandinavia, A/S                                  Denmark
         Gartner Group UK Ltd.                                           United Kingdom
         Gartner Group France S.A.R.L.                                   France
         Gartner Group, GmbH                                             Germany
         Gartner Group Italia S.r.l.                                     Italy
              Nomos Ricerca Services S.r.l.                              Italy
                  Nomos Ricerca S.r.l                                    Italy
                  Nomos Ricerca Telecomunicazioni S.r.l.                 Italy
         Gartner Group Japan KK                                          Japan
         Gartner Group Nederland B.V.                                    Netherlands
         Gartner Group Europe Holding B.V.                               Netherlands
         Gartner Group Norge, A/S                                        Norway
         Gartner Group Sverige AB                                        Sweden
         Gartner Group Asia, Inc.                                        Delaware
         Gartner Credit Corporation                                      Delaware
         Gartner Group Europe, Inc.                                      Delaware
         Gartner Group Sales, Inc.                                       Delaware


GARTNER GROUP, INC.  (Continued)
         GG Hong Kong, Inc.                                              Delaware
         G.G. Investment Management, Inc.                                Delaware
                  G.G. West Corporation                                  Delaware
         Gartner Enterprises, Ltd                                        Delaware
                  Decision Drivers, Inc.                                 Delaware        81.3
         New Science Associates, Ltd.                                    United Kingdom
         New Science Limited                                             United Kingdom
         Dataquest Incorporated                                          California
                  Dataquest Asia Pacific Limited                         Hong Kong
                           DQ Research Pte. Ltd                          Singapore
                           Dataquest Taiwan Limited                      Taiwan
                           Dataquest Research (Thailand) Limited         Thailand
                  Dataquest Japan Limited                                Japan
                  Dataquest (Korea) Inc.                                 Delaware
         Gartner Group FSC, Inc.                                         Virgin Islands
         Gartner Group Learning, Inc.                                    Minnesota
                  J3 Learning Limited                                    United Kingdom
         Mindware Training Technologies, Ltd.                            Ireland

IMS HOLDINGS (U.K.) LIMITED                                              United Kingdom
         Intercontinental Medical Statistics Ltd.                        United Kingdom
                  Imsworld Publications Ltd.                             United Kingdom
         IMS Sold Out Limited                                            United Kingdom
         Medical Direct Mail Organisation Ltd.                           United Kingdom
         PMS International Limited                                       United Kingdom
         Pharma Strategy Group Limited                                   United Kingdom
         ST Europe Ltd.                                                  United Kingdom
                  S.T. S.A.R.L.                                          France

I.M.S. INTERNATIONAL, INC.                                               Delaware
         IMS Australia Pty. Ltd.                                         Australia
                  Amfac Pty. Limited                                     Australia
                  Chemdata Pty. Limited                                  Australia
                           Data Design Hisoft Pty. Limited               Australia           50.0
                           Medrecord Australia Pty. Limited              Australia
                  Permail Pty. Limited                                   Australia
                  Healthnet Pty. Limited                                 Australia
         IMS of Canada Limited                                           Canada
         IMS Pacific Limited                                             Hong Kong
         IMS Korea Ltd.                                                  Korea
         IMS (NZ) Limited                                                New Zealand
         I.M.S. Portugal-Consultores Internacionais
             de Marketung Farmaceutico, Lda.                             Portugal
         IMS International (South Africa)(Pty.)Ltd.                      South Africa
         I.M.S. Financial, Inc.                                          Delaware
                  Dun & Bradstreet Germany Holding GmbH                  Germany
                           IMS-MIDOC Medizinische Informations, Doku-
                              mentations und Consultinggesellschaft mbH  Germany

I.M.S. INTERNATIONAL, INC. (Continued)
                                  IMS Holding Deutschland GmbH           Germany
                                        IFNS Marktforschung Gmb          Germany
                                        IMS GmbH Institut fur
                                        Medizinische Statistik           Germany
                                            IMS Data GmbH                Germany
                                            IMS Hellas Ltd.              Greece       50.0
                                            GPI Krankenhausforschung     Germany      60.0
                                            Gesellschaft Fur Pharma-
                                            Informationssysteme m.b.H.
                                        MedVantage GmbH Integriertes     Germany      60.0
                                        Datenmanagement im Health
                                        Care-Markt
          Data Coordination (Israel) Ltd.                                Israel
          IMS Asia (1989) Pte. Ltd.                                      Singapore
          IMS Pharminform Holding AG                                     Switzerland  99.85
               Duns Licensing Associates, L.P.                           Delaware     42.77
                      Spartan Leasing Corporation                        Delaware
                      Corinthian Leasing Corporation                     Delaware
               Pharmadat Marktforschungs-Gesellschaft m.b.H.             Austria
                      Pharmacall Statistik Ges. m.b.H.                   Austria
               Informations Medicales Et Statistiques S.A.               Belgium
               Pharma Data Boliviana S.R.L                               Bolivia
               IMS Servicos Ltda.                                        Brazil      96.83
               Intercomunicaciones Y Servicio de Datos S.A.
                 [a/k Interdata S.A.]                                    Colombia    94.96
               IMS Medinform A.S.                                        Czech Republic
               IMS Republica Dominicana S.A.                             Dominican Republic
               Datandina Ecuador S.A.                                    Ecuador
               IMS Egypt Limited                                         Egypt       99.99
               Institute for Medical Statistics Oy                       Finland
               Asserta Centroamerica Medicion de Mercados, S.A.          Guatemala
               IMS Medinform Hungaria Market Research Services Ltd.      Hungary
               IMS Data (M) Sdn. Bhd.                                    Malaysia
               Interdata S.A. de C.V.                                    Mexico
               Informations Medicales & Statistiques S.A.R.L.            Morocco
               I.M.S. (Nederland) B.V.                                   Netherlands
                         IMS Denmark ApS                                 Denmark
                         Informations Medicales Et Statistiques SA       France      75.00
               I.M.S. Finance (Nederland) B.V.                           Netherlands
               Institute for Medical Statistics Norge A/S                Norway
               Pharma Data Paraguaya S.R.L.                              Paraguay
               Datandina S.A.                                            Peru
               Intercontinental Marketing Services Iberica, S.A.         Spain
               Mercados Y Analisis, S.A. [a/k MASA]                      Spain
               Data Coordination AG                                      Switzerland
                         PMA Sociedad Anonima                            Argentina
               IMS AG                                                    Switzerland
               IMS Information Medical Statistics AG                     Switzerland
                         IMS Poland Limited Sp. z.o.o.                   Poland

I.M.S. INTERNATIONAL, INC. (Continued)
                         IMS Sweden AB                                   Sweden
                  RCI Research Consultants AG                            Switzerland
                         Marketing Y Datos Limitada[a/k Markdata Ltda.]  Chile       99.99
                  Interstatistik AG                                      Switzerland
                         IMS Ges m.b.H.                                  Austria
                         Datec Industria e Comercio,
                         Distribuidora Grafica                           Brazil      99.99
                         e Mala Direta Ltda.
                  IMS Tunisia                                            Tunisia
                  IMS Tibbi Istatistik Ticaret ve Musavirlik
                  Ltd Sirketi [a/k IMS Turkiye Ltd.]                     Turkey
                  Pharma Data Uruguaya S.A.                              Uruguay
                  PMV De Venezuela, C.A.                                 Venezuela
              Medicare Audit Limited                                     United Kingdom 50.00
         Clark-O'Neill, Inc.                                             New Jersey
         IMS America, Ltd.                                               New Jersey
                  Coordinated Management Systems, Inc.                   Delaware
         IMS Software Services, Ltd.                                     Delaware
         Intercontinental Medical Statistics International, Ltd.         Delaware
         Intercontinental Medical Statistics International, Ltd.         New York
         Media Management Systems,  Inc.                                 Delaware
         PJH Technology Solutions, Ltd.                                  Delaware
                  Decision Surveys International (Pty.) Ltd.             South Africa
                           IMSA (Pty.) Ltd.                              South Africa
                           IPRA (Pty.) Ltd.                              South Africa
                           PMSA (Pty.) Ltd.                              South Africa

IMS SERVICES NEDERLAND B.V.                                              Netherlands

IMS ITALIA S.p.A.                                                        Italy         55.08%
         IMS Holding (Belgium) S.A.                                      Belgium
PILOT SOFTWARE, INC.                                                     Delaware
         PES (Amsterdam) Holding en Finance B.V.                         Netherlands
                  Pilot Software Pty. Ltd.                               Australia
                  Pilot Software Ltd.                                    United Kingdom
                           Thorn EMI Computer Software Ltd.              United Kingdom
                  Pilot Software S.A.R.L.                                France
                  Pilot Software GmbH                                    Germany
                  Pilot Software S.R.L.                                  Italy
                  Pilot Software B.V.                                    Netherlands
                  Pilot Software Pte. Ltd.                               Singapore
                  Pilot Software AB                                      Sweden

NIELSEN MEDIA RESEARCH, INC.                                             Delaware
         Media Licensing Associates, Inc.                                Delaware

NIELSEN MEDIA RESEARCH LTD.                                              Canada

SALES TECHNOLOGIES, INC.                                                 Georgia
         Aurum Software, Inc.                                            California
