Form 10-Q
period 1997-06-30
COGNIZANT CORP
filed 1997-07-22
CIK 1019876

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D. C. 20549


                                                     FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ----------        ---------

                 Commission file number 001-12275


                       COGNIZANT CORPORATION
-------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

             Delaware                                  06-1450569
-------------------------------------     -------------------------------------
    (State of Incorporation)               (I.R.S. Employer Identification No.)

     200 Nyala Farms, Westport, CT                       06880
-------------------------------------     -------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code           (203) 222-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Title of Class                                     Shares Outstanding
     Common Stock,                                      at June 30, 1997
 par value $.01 per share                                 164,189,009

                            COGNIZANT CORPORATION
                              INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                        PAGE(S)

Item 1. Financial Statements
Condensensed Consolidated Statements of Income (Unaudited)
      Three Months Ended June 30, 1997 and 1996                         3
      Six Months Ended June 30, 1997 and 1996                           4

Condensed Consolidated Statements of Financial Position (Unaudited)
      June 30, 1997 and December 31, 1996                               5

Condensed Consolidated Statements of Cash Flows (Unaudited)
      Six Months Ended June 30, 1997 and 1996                           6


Notes to Condensed Consolidated Financial Statements (Unaudited)      7-10

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      11-14



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 6. Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                              16

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS


COGNIZANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

                                                                                        Three Months Ended
                                                                                             June 30,
                                                                            -------------------------------------------

                                                                                  1997                      1996
                                                                            ------------------         ----------------


Operating Revenue                                                            $      464,609            $     415,703

Operating Costs                                                                     195,377                  174,138

Selling and Administrative Expenses                                                 139,431                  127,166

Depreciation and  Amortization                                                       34,642                   32,487
                                                                            ------------------         ----------------

Operating Income                                                                     95,159                   81,912

Interest Income                                                                       3,832                    1,615
Interest Expense                                                                       (131)                    (143)
Other Expense - Net                                                                 (10,542)                  (6,821)
                                                                            ------------------         ----------------
Non-Operating Expense - Net                                                          (6,841)                  (5,349)

Income Before Provision for Taxes                                                    88,318                   76,563

Provision for Income Taxes                                                          (28,263)                 (33,688)
                                                                            ------------------         ----------------

Net Income                                                                  $        60,055             $     42,875
                                                                            ==================         ================



Earnings Per Share of Common Stock                                                     $.36                     $.25
                                                                            ==================         ================



Average Number of Shares Outstanding                                            165,526,000              170,057,000
                                                                            ==================         ================













See accompanying notes to the condensed consolidated financial statements (unaudited)

                                                       -3-


COGNIZANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                            -------------------------------------------

                                                                                 1997                       1996
                                                                            ----------------           ----------------


Operating Revenue                                                             $   899,310               $    785,722


Operating Costs                                                                   388,493                    334,682

Selling and Administrative Expenses                                               266,277                    244,334

Depreciation and  Amortization                                                     72,134                     65,816
                                                                            ----------------           ----------------

Operating Income                                                                  172,406                    140,890

Interest Income                                                                     9,202                      3,702
Interest Expense                                                                     (581)                      (411)
Gains from Dispositions                                                             5,436                          0
Other Expense - Net                                                               (20,343)                    (8,194)
                                                                            ----------------           ----------------
Non-Operating Expense - Net                                                        (6,286)                    (4,903)

Income Before Provision for Taxes                                                 166,120                    135,987

Provision for Income Taxes                                                        (53,160)                   (59,835)
                                                                            ----------------           ----------------

Net Income                                                                  $     112,960                $    76,152
                                                                            ================           ================



Earnings Per Share of Common Stock                                                   $.67                       $.45
                                                                            ================           ================



Average Number of Shares Outstanding                                           167,610,000               169,808,000
                                                                            ================           ================














             See accompanying notes to the condensed consolidated financial statements (unaudited).

                                                       -4-


COGNIZANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(Dollar amounts in thousands)

                                                                            June 30,                 December 31,
                                                                               1997                       1996
                                                                        -------------------       --------------------

Assets
Current Assets

   Cash and Cash Equivalents                                                  $    429,204             $      428,520
   Accounts Receivable-Net                                                         469,910                    453,791
   Other Current Assets                                                            109,810                    112,151
                                                                        -------------------       --------------------
       Total Current Assets                                                      1,008,924                    994,462
                                                                        -------------------       --------------------
Marketable Securities and Other Investments                                        133,347                    117,706
                                                                        -------------------       --------------------
Property, Plant and Equipment-Net                                                  263,174                    268,888
                                                                        -------------------       --------------------
Other Assets-Net
   Computer Software                                                               139,002                    139,040
   Goodwill                                                                        237,282                    251,483
   Other Assets                                                                    105,608                    103,403
                                                                        -------------------       --------------------
       Total Other Assets-Net                                                      481,892                    493,926
                                                                        -------------------       --------------------

Total Assets                                                            $        1,887,337        $         1,874,982
                                                                        ===================       ====================

Liabilities and Shareholders' Equity

Current Liabilities
   Accounts and Notes Payable                                                    $  53,075            $        46,923
   Accrued and Other Current Liabilities                                           242,843                    266,932
   Accrued Income Taxes                                                             61,193                     63,416
   Deferred Revenues                                                               353,685                    292,970
                                                                        -------------------       --------------------
       Total Current Liabilities                                                   710,796                    670,241

Postretirement and Postemployment Benefits                                          60,279                     60,269
Deferred Income Taxes                                                               85,746                    105,074
Minority Interests                                                                 225,434                     90,635
Other Liabilities                                                                   74,356                     76,150
                                                                        -------------------       --------------------

Total Liabilities                                                                1,156,611                  1,002,369
                                                                        -------------------       --------------------

Shareholders' Equity                                                               730,726                    872,613
                                                                        -------------------       --------------------

Total Liabilities and Shareholders'Equity                              $        1,887,337              $    1,874,982
                                                                        ===================       ====================





             See accompanying notes to the condensed consolidated financial statements (unaudited).

                                                       -5-


COGNIZANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)
                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     --------------------------------

                                                                                        1997              1996
                                                                                     --------------    --------------

Cash Flows from Operating Activities:
Net Income                                                                            $   112,960       $    76,152
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                          72,134            65,816
    Gain from Sale of Investment                                                           (5,436)                0
    Restructuring Payments                                                                      0            (2,036)
    Postemployment Benefits Expense                                                             0             3,334
    Postemployment Benefits Payments                                                       (4,059)           (8,751)
    Payments Related to 1995 Non-recurring Charge                                          (2,886)           (8,073)
    Net (Increase) Decrease in Accounts Receivable                                        (32,533)            7,083
    Net Increase in Deferred Revenues                                                      63,214            24,437
    Minority Interest Expense                                                              18,960            12,006
    Deferred Income Taxes                                                                   8,861            26,255
    Net (Decrease) Increase in Accrued Income Taxes                                       (21,620)            2,822
    Net Increase in Other Working Capital Items                                           (28,694)          (41,612)
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                 180,901           157,433
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Proceeds from Maturities of Marketable Securities                                          18,285            14,129
Payments for Marketable Securities                                                        (15,488)          (44,685)
Payments for Acquisitions of Businesses                                                    (8,128)                0
Proceeds from Sale of  Investments                                                         17,999                 0
Capital Expenditures                                                                      (47,668)          (27,846)
Additions to Computer Software                                                            (27,921)          (16,877)
Additions to Deferred Charges                                                             (14,543)          (13,817)
(Increase) Decrease in Investments                                                        (14,831)            3,455
Other                                                                                      19,309              (738)
---------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                     (72,986)          (86,379)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares                                                 (204,564)                0
Proceeds from Exercise of  Stock Options                                                    4,345                 0
Payments of Dividends                                                                     (10,092)                0
Other Stock Transactions with Employees                                                     8,706             6,390
Net Transfers to The Dun & Bradstreet Corporation                                               0           (44,359)
Third-Parties Investment in Partnerships                                                  100,000                 0
Other                                                                                        (538)           (4,350)
---------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                    (102,143)          (42,319)
---------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                               (5,088)           (1,788)
---------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                                         684            26,947
Cash and Cash Equivalents, Beginning of Year                                              428,520           157,105
---------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                                $ 429,204        $  184,052
=====================================================================================================================








See accompanying notes to the condensed consolidated financial statements (unaudited).

                                                      -6-

COGNIZANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar amounts in thousands - (Unaudited)

Note 1- Interim Consolidated Financial Statements

     These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Cognizant Corporation (the "Company") in the 1996 Annual Report on Form 10-K. In the
opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Certain prior-year amounts have been reclassified to conform with the 1997 presentation.

Note 2 - Investment Partnership

     Three of the Company's subsidiaries participate in a limited partnership, one of which serves as general partner. In the second quarter, third party investors contributed $100 million to the partnership, in exchange for limited partnership interests. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnership are included in the Company's consolidated financial statements.

Note 3 - Investments

     As of June 30, 1997, the Company had the ability to exercise voting control of Gartner Group Inc. ("Gartner"), with a voting interest exceeding 50%. Accordingly, the Company has continued to consolidate Gartner. In the third quarter, the Company expects its voting interest will fall below 50%, based upon the exercise of Gartner employee stock options. When this occurs, the Company will deconsolidate Gartner and account for its ownership interest on the equity basis. Additionally, prior quarters of 1997 will be restated to deconsolidate and present Gartner on an equity basis. Although net income and earnings per share will remain the same, revenue and operating income for these prior quarters will be restated.

     In July 1997, the Company realized gains arising from the sale of certain Cognizant Enterprise Investments and will continue to consider opportunities to monetize such investments.

     In a separate third quarter assessment, management is evaluating strategic options for Pilot Software, which might include divestiture, restructuring or reorganization.

     Any actions taken regarding these investments are not expected, in aggregate, to have a significant impact on the Company's results of operations or financial position.

Note 4 - Litigation

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

     In addition, on July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants The Dun & Bradstreet Corporation ("Dun & Bradstreet"), A.C. Nielsen Company ("A.C. Nielsen") and I.M.S. International, Inc. ("IMS"), a company that is owned by the Company (the "IRI Action").

     The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement. IRI's complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount.

     On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997 the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended complaint repleading its claim of attempted monopolization in the United States and realleging its other claims.

     In connection with the IRI Action, Dun & Bradstreet, ACNielsen Corporation ("ACNielsen") (the parent company of A.C. Nielsen) and the Company have entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that the Company and Dun & Bradstreet will share liability equally for any amounts in excess of the ACN Maximum Amount.

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

Note 5 - Financial Instruments with Off-Balance-Sheet Risk

     IMS uses foreign exchange forward contracts which provide for the sale of foreign currencies to hedge a portion of committed revenues. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the Japanese Yen, German Mark, Swiss Franc and Italian Lira. At May 31, 1997, the notional amount hedged was $56,000. These forward contracts are valued at market quotes and have expiration dates through July 1997. Gains and losses on forward contracts of committed foreign currency revenues are included in deferred revenues and deferred until such revenues are recognized.

     In addition, foreign exchange forward contracts are entered into in the normal course of business to hedge against foreign exchange movements on certain assets and liabilities of subsidiaries that are denominated in currencies other than the subsidiary's functional currency. At May 31, 1997, IMS had approximately $84,000 in foreign exchange forward contracts outstanding with various expiration dates through June 1997.

     The Company does not use any derivatives for trading or speculative purposes. If a derivative ceases to qualify for hedge accounting, it is accounted for on a mark-to-market basis.

Note 6 - Adoption of Statements of Financial Accounting Standards

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The Company is currently evaluating the new statement; however, the impact of adoption of SFAS No. 128 on the Company's financial statements is not expected to be significant. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share data presented.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods ending after December 15, 1997. Management has not yet evaluated the effects of this change on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for financial statements for periods ending after December 15, 1997. Management has not yet evaluated the effects of this change on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except per share data)

     Revenue for the second quarter of 1997 increased 11.8% to $464,609 from $415,703 for the second quarter of the prior year. For the quarter ended March 31, 1996, reported results for Gartner, included in Cognizant's financial statements, varied from Gartner's reported results, due to timing differences in their quarterly closing schedules ("the Gartner timing difference"). Reported results were based on preliminary Gartner financial results, which were $6,900 lower in revenue than Gartner's final reported results. The variance was adjusted in 1996 second quarter results. This created a higher growth rate for Gartner in the Company's 1997 first quarter results, relative to Gartner's reported results, and a lower growth comparison in the Company's 1997 second quarter results. Adjusting for the Gartner timing difference, revenue for the second quarter 1997 increased 13.7%.

     Consolidated first-half revenue increased 14.5% to $899,310 from $785,722 for the comparable period a year ago. The increase reflected continued high growth at Gartner, through strengthening of its product line and new product offerings, moderate revenue growth at IMS, and double-digit revenue growth at Nielsen Media Research Inc. ("Nielsen Media Research"). The increase was partially offset by declining revenues at Pilot Software Inc. ("Pilot"). The impact of a stronger U.S. dollar decreased revenue by approximately 2% in the second quarter and in the first half, including the impact of gains related to the Company's hedging strategy.

     Operating income for the second quarter increased 16.2% to $95,159 from $81,912 for the second quarter of the prior year. Excluding the impact of discontinued operations in 1996, operating income for the second quarter increased 18.1%. Adjusting for the Gartner timing difference and discontinued operations, operating income for the second quarter 1997 increased 20.8%. Consolidated first half operating income increased 22.4% to $172,406 from $140,890 for the comparable period a year ago. Excluding the impact of discontinued operations in 1996, consolidated first half operating income for 1997 increased 23.6%. Operating income growth outpaced revenue growth primarily due to Gartner's ability to take advantage of economies of scale and IMS's ability to leverage its resources. The impact of a stronger U.S. dollar decreased operating income less than 1% in the second quarter and by approximately 2% in the first half, including the impact of gains related to the Company's hedging strategy.

     Non-operating expense-net for the second quarter was $6,841 compared with non-operating expense-net of $5,349 for the prior year. First half non-operating expense-net was $6,286, compared with non-operating expense-net of $4,903 a year ago.

     The Company's effective tax rate was 32.0% for the second quarter and first half of 1997, compared with an effective tax rate of 44.0% in the comparable periods of the prior year. The Company has initiated global tax planning strategies that have lowered its effective tax rate.

     The Company's net income for the second quarter increased 40.1% to $60,055 from $42,875 in the comparable period of the prior year. Consolidated first half net income increased 48.3% to $112,960, from $76,152 for the comparable period a year ago. First half net income in 1997 includes an after-tax gain of $3,696 from the sale of WEFA Group, Inc. ("WEFA"), a Cognizant Enterprises venture capital fund investment. Excluding the impact of the higher tax rate and

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands, except per share data)

discontinued operations in 1996, net income for the quarter and the first half increased 17.4% and 23.5%, respectively. Excluding the WEFA gain in first quarter of 1997 first half net income growth is 19.4%.

     Earnings per share for the second quarter increased 44.0% to $.36 from $.25 in the prior year. First half earnings per share was $.67, compared with earnings per share of $.45 a year ago. Excluding the impact of the higher tax rate and discontinued operations in 1996 earning per share for the quarter and the first half increased 20.0% and 24.1%, respectively. Excluding the impact of the 1997 first quarter WEFA gain of $.02 per share, earnings per share increased 20.4% for the first half.

     On February 18, 1997 the Company announced that its Board of Directors had authorized a systematic stock repurchase program to buy up to 8.5 million shares of the Company's outstanding common stock over a two-year period. Through June 30, 1997, 6.2 million shares have been acquired at a total cost of $204,564. Stock repurchases are held in Treasury and reissued upon exercise of employee stock options.

Results by Business Segment

     The Marketing Information Services segment consists of IMS, Nielsen Media Research, as well as Pilot, Erisco Inc., Cognizant Technology Solutions Corporation and Cognizant Enterprises. Marketing Information Services revenue for the second quarter 1997 increased 8.6% to $338,260 from $311,393 in the comparable period of the prior year, up 11.0% excluding the impact of a stronger U.S. dollar and the impact of gains related to the Company's hedging strategy. IMS had second quarter revenue in 1997 of $229,364, up 8.0% from $212,337 in the second quarter 1996. Excluding the impact of a stronger U.S. dollar and the impact of gains related to the Company's hedging strategy, IMS revenue increased 11.4%. IMS revenue growth benefited from strong performance of its sales management products, geographic expansion and excellent growth of its electronic territory management product. Nielsen Media Research revenue for the second quarter 1997 increased 11.5% to $87,184 from $78,194 in the comparable period of the prior year. The growth at Nielsen Media Research was driven by the addition of a new metered market and the continued impact of new broadcast and cable network subscribers. Growth in the second quarter 1997 was held down by declining revenues at Pilot Software.

     Marketing Information Services first half revenue increased 9.6% to $653,836 from $596,665 for the comparable period a year ago, up 11.4% excluding the impact of a stronger U.S. dollar and the impact of gains related to the Company's hedging strategy. Revenue growth in the first half was adversely impacted by declining revenues at Pilot Software.

     Marketing Information Services operating income for the second quarter 1997 increased 7.9% to $73,791 from $68,418 in the comparable period of the prior year, up 8.7% excluding the impact of a stronger U.S. dollar and the impact of gains related to the Company's hedging

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands)

Results by Business Segment (continued)

strategy. IMS, the largest business within this segment, had second quarter operating income growth in 1997 of 16.8%. Excluding the impact of a stronger U.S. dollar and the impact of gains related to the Company's hedging strategy, IMS operating income increased 17.8%. Nielsen Media Research operating income for the second quarter 1997 increased 11.1%. Growth in the second quarter 1997 was partially offset by a higher operating loss at Pilot Software.

     Marketing Information Services first half operating income increased 6.8% to $128,578 from $120,425 for the comparable period a year ago, and up 8.7% excluding the impact of a stronger U.S. dollar and the impact of gains related to the Company's hedging strategy. Operating Income growth in the first half was partially offset by a higher operating loss at Pilot Software.

     In July 1997, the Company realized gains arising from the sale of certain Cognizant Enterprise Investments and will continue to consider opportunities to monetize such investments.

     In a separate third quarter assessment, management is evaluating strategic options for Pilot Software, which might include divestiture, restructuring or reorganization.

     Any actions taken regarding these investments are not expected, in aggregate, to have a significant impact on the Company's results of operations or financial position.

     The Information Technology Services segment consists of the Company's majority-owned subsidiary, Gartner. Information Technology Services revenue for the second quarter 1997 increased 21.1% to $126,349 from $104,310 in the comparable period of the prior year. Second quarter revenue growth, adjusted for the Gartner timing difference, was 29.7%. The growth reflected Gartner's continued strengthening of its product line and the introduction of new product offerings. Information Technology Services first half revenue increased 29.8% to $245,474 from $189,057 for the comparable period a year ago.

     Information Technology Services operating income for the second quarter 1997 increased 22.1% to $28,458 from $23,299 in the comparable period of the prior year. Second quarter operating income growth, adjusted for the Gartner timing difference, was 32.4%. Information Technology Services first half operating income increased 42.2% to $57,818 from $40,666 for the comparable period a year ago.

     As of June 30, 1997, the Company had the ability to exercise voting control of Gartner, with a voting interest exceeding 50%. Accordingly, the Company has continued to consolidate Gartner. In the third quarter, the Company expects its voting interest will fall below 50%, based upon the exercise of Gartner employee stock options. When this occurs, the Company will deconsolidate Gartner and account for its ownership interest on the equity basis. Additionally, prior quarters of 1997 will be restated to deconsolidate and present Gartner on an equity basis. Although net income and earnings per share will remain the same, revenue and operating income for these prior quarters will be restated.

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 1997 and 1996
(Dollar amounts in thousands)

     Net cash provided by operating activities totaled $180,901 for the six months ended June 30, 1997 compared with $157,433 for the comparable period in 1996. The increase of $23,468 principally reflects an increase in business operating results ($43,126), (including net income and depreciation and amortization), an increase in deferred revenues ($38,777) at IMS and Gartner, a lower increase in other working capital items ($12,918) and reduced restructuring, postemployment and 1995 non-recurring charge payments in 1997 ($11,915). These sources were partially offset by an increase in accounts receivable in 1997 compared to a decrease in 1996 ($39,616), primarily reflecting increased sales at IMS and Gartner, and a change in deferred and accrued income taxes ($41,836), primarily payment of taxes.

     Net cash used in investing activities totaled $72,986 for 1997 compared with $86,379 for the comparable period in 1996. The decrease in cash used for investing activities of $13,393 is principally due to lower payments for and higher proceeds from marketable securities by Gartner ($33,353) and proceeds from sale of investments ($17,999), partially offset by an increase in capital expenditures ($19,822) and an increase in investments ($18,286).

     Net cash used in financing activities totaled $102,143 for the six months ended in 1997 compared with $42,319 for the comparable period in 1996. The increase in cash usage of $59,824 is primarily due to payments for the purchase of treasury shares ($204,564) and dividends paid ($10,092) in 1997, partially offset by third party investments in partnerships ($100,000) and net transfers to The Dun & Bradstreet Corporation ($44,359 in 1996).

Changes in Financial Position at June 30, 1997 Compared to December 31, 1996 (Dollar amounts in thousands)

Deferred Revenues increased to $353,685 at June 30, 1997, from $292,970 at December 31, 1996, primarily reflecting an increase in subscription sales at Gartner and IMS.

Minority Interests  increased to $225,434 at June 30, 1997, from $90,635 at
December  31,  1996,   primarily   reflecting  the  third  party  investment  in
partnerships ($100,000) and an increase in minority interest related to Gartner ($34,464).

Shareholders' Equity decreased to $730,726 at June 30, 1997, from $872,613 at December 31, 1996, primarily reflecting the purchase of treasury shares ($204,564), payments of dividends ($10,092) and the change in cumulative translation adjustment ($42,484), partially offset by net income ($112,960).

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Cognizant Corporation was held on May 27, 1997.

     The following nominees for director named in the Proxy Statement dated April 24, 1997 were elected at the Meeting by the votes indicated.

                                        For                      Withheld
                              --------------------      -----------------------

   John P. Imlay, Jr.               124,874,705                   14,107,688

   Robert Kamerschen                124,882,482                   14,099,911

   H. Eugene Lockhart               124,855,745                   14,126,648

     The votes in favor of the election of the nominees represent at least 89.8% of the shares present at the meeting.

     Approval of the appointment of Coopers & Lybrand L.L.P. as Independent Accountants was approved by the following vote:

                          For                  Against              Abstain
                  -------------------     ----------------     ----------------

 Number of Shares     138,460,305              163,590              358,498

     The proposal on the implementation of Cognizant Employee Stock Purchase Plan was approved by the following vote:

                          For                  Against              Abstain
                  -------------------     ----------------     ----------------

 Number of Shares      135,245,034            2,852,995              884,364


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        27  Financial Data Schedule
            (Filed Electronically)

(b)     Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          COGNIZANT CORPORATION
                          ---------------------
                             (Registrant)




Date: July 21, 1997      By:  /s/ Victoria R. Fash
                         ------------------------------
                                  (Signature)
                             Victoria R. Fash
                             Executive Vice President & Chief Financial Officer



Date: July 21, 1997      By:  /s/ James C. Malone
                         ===============================
                                  (Signature)
                             James C. Malone
                             Senior Vice President - Finance & Controller