Form 10-Q
period 1997-09-30
COGNIZANT CORP
filed 1997-11-14
CIK 1019876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------       ------------------

                        Commission file number 001-12275


                                COGNIZANT CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   06-1450569
---------------------------------------     ----------------------------------
---------------------------------------     ----------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

    200 Nyala Farms, Westport, CT                          06880
---------------------------------------    ---------------------------------
---------------------------------------    ---------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (203) 222-4200
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Title of Class                                         Shares Outstanding
   Common Stock,                                         at September 30, 1997
par value $.01 per share                                        162,162,940

                              COGNIZANT CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                          PAGE(S)

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
      Three Months Ended September 30, 1997 and 1996                      3
      Nine Months Ended September 30, 1997 and 1996                       4

Condensed Consolidated Statements of Financial Position (Unaudited)
      September 30, 1997 and December 31, 1996                            5

Condensed Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 1997 and 1996                       6


Notes to Condensed Consolidated Financial Statements (Unaudited)         7-11

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         12-15




PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                               17

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

COGNIZANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

                                                                                        Three Months Ended
                                                                                          September 30,
                                                                            -------------------------------------------
                                                                                   1997                      1996

                                                                            ------------------         ----------------

Operating Revenue                                                             $      341,041            $    424,188

Operating Costs                                                                      147,159                 208,687

Selling and Administrative Expenses                                                   79,228                 121,289

Depreciation and  Amortization                                                        27,491                  34,017
                                                                            ------------------         ----------------

Operating Income                                                                      87,163                  60,195

Interest Income                                                                        3,151                   1,781
Interest Expense                                                                         (89)                   (246)
Gartner Equity Income                                                                 14,464                       0
Gains from                                                                             3,955                       0
Dispositions, Net
Other (Expense)/ Income - Net                                                           (211)                  9,444
                                                                           ------------------         ----------------
Non-Operating Income - Net                                                            21,270                  10,979

Income Before Provision for Taxes                                                    108,433                  71,174

Provision for Income Taxes                                                           (31,367)                (31,316)
                                                                            ------------------         ----------------

Net Income                                                                    $       77,066             $    39,858
                                                                            ==================         ================



Earnings Per Share of Common Stock                                                      $.47                    $.23
                                                                            ==================         ================



Average Number of Shares Outstanding                                             163,146,000              170,140,000
                                                                            ==================         ================











See accompanying notes to the condensed consolidated financial statements
 (unaudited)

COGNIZANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                            -------------------------------------------
                                                                                 1997                       1996
                                                                            ----------------           ----------------

Operating Revenue                                                                $994,877                $ 1,209,910

Operating Costs                                                                   442,046                    543,369

Selling and Administrative Expenses                                               260,954                    365,623

Depreciation and  Amortization                                                     90,126                     99,833
                                                                            ----------------           ----------------

Operating Income                                                                  201,751                    201,085

Interest Income                                                                     8,443                      5,483
Interest Expense                                                                     (670)                      (657)
Gartner Equity Income                                                              45,135                          0
Gains from                                                                          9,391                          0
Dispositions, Net
Other (Expense)/ Income - Net                                                      (2,306)                     1,250
                                                                            ----------------           ----------------
Non-Operating Income - Net                                                         59,993                      6,076

Income Before Provision for Taxes                                                 261,744                    207,161

Provision for Income Taxes                                                        (71,718)                   (91,151)
                                                                            ----------------           ----------------

Net Income                                                                  $     190,026               $    116,010
                                                                            ================           ================



Earnings Per Share of Common Stock                                                  $1.14                       $.68
                                                                            ================           ================



Average Number of Shares Outstanding                                          166,148,000                169,916,000
                                                                            ================           ================










See accompanying notes to the condensed consolidated financial statements (unaudited).

COGNIZANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited) (Dollar amounts in thousands)

                                                                          September 30,               December 31,
                                                                               1997                      1996

                                                                        -------------------       --------------------
Assets

Current Assets
   Cash and Cash Equivalents                                               $       283,162         $          428,520
   Accounts Receivable-Net                                                         280,800                    453,791
   Other Current Assets                                                             56,882                    112,151
                                                                        -------------------
                                                                                                  --------------------
       Total Current Assets                                                        620,844                    994,462
                                                                        -------------------       --------------------

Investment in Gartner Group                                                        170,195                          0
Marketable Securities and Other Investments                                         96,464                    117,706
Property, Plant and Equipment-Net                                                  226,230                    268,888
Other Assets-Net
   Computer Software                                                               127,932                    139,040
   Goodwill                                                                         88,295                    251,483
   Other Assets                                                                    107,135                    103,403
                                                                        -------------------       --------------------
       Total Other Assets-Net                                                      323,362                    493,926
                                                                        -------------------       --------------------

Total Assets                                                            $        1,437,095                $ 1,874,982
                                                                        ===================       ====================

Liabilities and Shareholders' Equity

Current Liabilities
 Accounts and Notes Payable                                                         51,282                     46,923
 Accrued and Other Current Liabilities                                             180,329                    266,932

  Accrued Income Taxes                                                              68,205                     63,416
   Deferred Revenues                                                               133,925                    292,970
                                                                        -------------------       --------------------
       Total Current Liabilities                                                   433,741                    670,241
Postretirement and Postemployment Benefits                                          50,449                     60,269
Deferred Income Taxes                                                               73,579                    105,074
Minority Interests                                                                 101,730                     90,635
Other Liabilities                                                                   71,937                     76,150
                                                                        -------------------       --------------------

Total Liabilities                                                                  731,436                  1,002,369
                                                                        -------------------       --------------------

Shareholders' Equity                                                               705,659                    872,613
                                                                        -------------------       --------------------

Total Liabilities and Shareholders' Equity                              $        1,437,095        $         1,874,982
                                                                        ===================       ====================


See accompanying notes to the condensed consolidated financial statements (unaudited).

                                                       -5-

COGNIZANT CORPORATION


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                     ----------------------------------
                                                                                          1997              1996
                                                                                     ----------------  ----------------
Cash Flows from Operating Activities:
Net Income                                                                             $   190,026       $   116,010
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                           90,126            99,833
    Gains from Sale of Investments and Businesses, Net                                      (9,391)                0
    Write-off of Purchased In-process Research and Development                                   0            33,233
    Restructuring Payments                                                                       0            (6,845)
    Postemployment Benefits Expense                                                              0               666
    Postemployment Benefits Payments                                                        (7,186)           (7,325)
    Payments Related to 1995 Non-recurring Charge                                           (4,332)          (10,675)
    Net Decrease in Accounts Receivable                                                     21,764            21,239
    Net Increase in Deferred Revenues                                                       31,447            57,970
    Gartner Group Equity Income, Net of Taxes                                              (26,662)                0
    Minority Interest Expense                                                                2,690             2,357
    Deferred Income Taxes                                                                    7,073            48,523
    Net (Decrease) Increase in Accrued Income Taxes                                         (9,756)           15,110
    Net Increase in Other Working Capital Items                                            (24,546)          (25,327)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                  261,253           344,769
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Proceeds from Maturities of Marketable Securities                                                0            81,970
Payments for Marketable Securities                                                               0          (113,287)
Payments for Acquisitions of Businesses                                                          0           (24,386)

Proceeds from Sale of  Investments                                                          43,601                 0
Capital Expenditures                                                                       (52,650)          (51,469)
Additions to Computer Software                                                             (37,332)          (34,668)
Additions to Deferred Charges                                                              (22,261)          (16,156)
Increase in Investments                                                                     (3,086)          (20,845)
Deconsolidation of Gartner Group cash                                                     (123,697)                0
Payments for Purchase of Gartner Group Stock                                                     0           (42,998)

Other                                                                                         4,593           14,406
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                     (190,832)         (207,433)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares                                                  (302,011)                0
Proceeds from Exercise of  Stock Options                                                    11,365                 0
Payments of Dividends                                                                      (15,008)                0
Other Stock Transactions with Employees                                                          0             9,203

Employee Stock Purchase Plan                                                                   782                 0

Third-Parties Investment in Partnerships                                                   100,000                 0

Net Transfers to The Dun & Bradstreet Corporation                                                0          (122,886)

Other                                                                                         (725)           (7,093)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                     (205,597)         (120,776)
-----------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                               (10,182)           (1,450)
----------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                                          (145,358)           15,110
Cash and Cash Equivalents, Beginning of Year                                               428,520           157,105
----------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, End of Period                                                 $ 283,162        $  172,215
=======================================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                 $     228        $      782

Cash paid during the period for income taxes                                             $  65,385        $   39,066

See accompanying notes to the condensed consolidated financial statements (unaudited).

COGNIZANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar amounts in thousands - (Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Cognizant Corporation (the "Company") in the 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Certain prior-period amounts have been reclassified to conform with the 1997 presentation.

Note 2 - Investments

In the third quarter 1997, the Company's voting interest in Gartner Group, Inc. ("Gartner") fell below 50% to 49.5% based upon the exercise of Gartner employee stock options and employee stock purchases. Accordingly, as of September 30, 1997 and for the three- and nine-month periods ended September 30, 1997 the Company has deconsolidated Gartner and is accounting for its ownership interest on the equity basis.

The Company has restated the first and second quarter Statements of Income to reflect the change to equity accounting. While net income is unchanged, other income statement line items will change. Selected financial information, on a previously reported and restated basis, for the quarters ended March 31 and June 30, 1997 is as follows:

                                                         For the three months ended

                                            Previously                          Previously
                                             Reported             Restated      Reported                  Restated
                                        March 31, 1997       March 31, 1997     June 30,1997              June 30, 1997
                                        --------------       --------------     ------------              -------------

Operating Revenue                        $ 434,701              $ 315,576       $  464,609               $  338,260

Operating Income                         $  77,247              $  47,887       $   95,159               $   66,701

Non-Operating Inc./(Exp.)-Net            $     555              $  23,373       $   (6,841)              $   15,350

Income Before Provision for Taxes        $  77,802              $  71,260       $   88,318               $   82,051

Net Income                               $  52,905              $  52,905       $    60,055              $   60,055

Generally accepted accounting principles do not permit the restatement of prior year financial statements. However, selected financial information reflecting the accounting change on a proforma and reported basis for the three- and nine-month periods ended September 30, 1996 and 1997, respectively, is as follows:

COGNIZANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar amounts in thousands - (Unaudited)

Note 2 - Investments (continued)

                                       Reported           Proforma          Reported          Proforma
                                     Three Months       Three Months       Nine Months       Nine Months
                                        Ended              Ended             Ended             Ended
                                    Sept. 30, 1997      Sept. 30, 1996    Sept. 30, 1997     Sept. 30, 1996

Operating Revenue                    $   341,041        $ 314,230          $  994,877        $  910,895

Operating Income                     $    87,163        $  71,864          $  201,751        $  172,088

Non-Operating Inc./(Exp.)- Net       $    21,270        $  (5,425)         $   59,993         $  21,024

Income Before Provision for Taxes    $   108,433       $   66,439         $   261,744        $  193,112

Net Income                           $      77,066      $   39,858         $  190,026        $  116,010

The Company recognizes as income any gains or losses related to the sale or issuance of stock by a consolidated subsidiary or a company accounted for under the equity basis.

     The proceeds from the issuance of approximately 981,000 shares to Gartner employees, including associated tax benefits, increased Gartner's equity by $16,800 and reduced the Company's ownership interest by less than 1%. This was offset, in part, by an increase in treasury stock of $12,000. Accordingly, the Company recognized within Gartner equity income, a pre-tax unrealized gain on Gartner stock of $706 corresponding to the net increase in the value of its investment in Gartner.

Note 3 - Dispositions

During the third quarter, the Company recorded a $33,855 pre-tax gain on the sale of its investment in Aspect Development, Inc. and TSI International, Inc. stock. These investments, which were part of Cognizant Enterprises' portfolio, generated cash proceeds of $36,597. For the nine months ended September 30, 1997, the Company recorded a $39,291 pre-tax gain and generated cash proceeds of $43,601 related to Cognizant Enterprise portfolio sales.

Additionally, in the third quarter, the Company sold Pilot Software, Inc. ("Pilot"), a wholly-owned subsidiary, to Platinum Equity Holdings and recorded a non-cash pre-tax loss of $29,900.

COGNIZANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar amounts in thousands - (Unaudited)

Note 4 - Investment Partnership

Three of the Company's subsidiaries participate in a limited partnership, one of which serves as general partner. In the second quarter, third party investors contributed $100,000 to the partnership, in exchange for limited partnership interests. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnership are included in the Company's consolidated financial statements.

Note 5 - Litigation

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

     In addition, on July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants The Dun & Bradstreet Corporation ("Dun & Bradstreet"), A.C. Nielsen Company ("A.C. Nielsen") and I.M.S. International, Inc. ("IMS"), a subsidiary of the Company (the "IRI Action").

The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with contract and a claim of tortious interference with a prospective business relationship. These latter claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement. IRI's complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount.

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997 the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended complaint repleading its claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, defendants moved for an order dismissing IRI's claim of attempted monopolization in the United States. This motion is under consideration by the Court.

COGNIZANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar amounts in thousands - (Unaudited)

Note 5 - Litigation (continued)

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

Note 6 - Financial Instruments with Off-Balance-Sheet Risk

IMS used foreign exchange forward contracts which provide for the sale of foreign currencies to hedge a portion of its committed revenues. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged were the Japanese Yen, German Mark, Swiss Franc and Italian Lira. At August 31, 1997, the notional amount hedged was $0. Gains and losses on forward contracts of committed foreign currency revenues are included in deferred revenues and are deferred until such revenues are recognized.

In addition, foreign exchange forward contracts are entered into in the normal course of business to hedge against foreign exchange movements on certain assets and liabilities of subsidiaries that are denominated in currencies other than the subsidiary's functional currency. At August 31, 1997, IMS had approximately $58,000 in foreign exchange forward contracts outstanding with various expiration dates through September 1997.

COGNIZANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar amounts in thousands - (Unaudited)

Note 7 - Adoption of Statements of Financial Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings-per-share data on an international basis. The Company is currently evaluating the new statement; however, the impact of adoption of SFAS No. 128 on the Company's financial statements is not expected to be significant. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior period earnings-per-share data presented.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
       (Dollar amounts in thousands, except per share data)

In September 1997, the Company's voting interest in Gartner fell below 50% to 49.5% based upon the exercise of Gartner employee stock options and employee stock purchases. Accordingly, as of September 30, 1997 and for the three- and nine-month periods ended September 30, 1997 the Company has deconsolidated Gartner (the "Gartner Deconsolidation") and is accounting for its ownership interest on the equity basis.

Revenue for the third quarter of 1997 decreased by 19.6% to $341,041 from $424,188 for the third quarter of the prior year. This decrease is related to the impact of the Gartner Deconsolidation. Adjusting for this item and the impact of a stronger U.S. dollar, revenue for the third quarter of 1997 increased by 10.3%. The impact of a stronger U.S. dollar decreased reported revenue by less than 2% in the third quarter, including the impact of gains related to the Company's hedging strategy.

Year-to-date revenue decreased by 17.8% to $994,877 from $1,209,910 for the comparable period of the prior year. The decrease is related to the impact of the Gartner Deconsolidation. Adjusting for this item and the impact of a stronger U.S. dollar, year-to-date revenue increased by 11.0%. This increase reflected double-digit constant dollar revenue growth at IMS and Nielsen Media Research, Inc. ("Nielsen Media Research"). The impact of a stronger U.S. dollar decreased reported revenue by less than 2% year-to-date, including the impact of gains related to the Company's hedging strategy.

Operating income for the third quarter increased by 44.8% to $87,163 from $60,195 for the third quarter of the prior year. Operating income in 1996 includes an acquisition-related pre-tax charge of $33,233, primarily for in-process research and development costs associated with Gartner Group's acquisition of J3 Learning Corporation (the "J3 Acquisition-Related Charge"). Excluding the impact of the J3 Acquisition-Related Charge; discontinued business units in 1996; and the Gartner Deconsolidation, operating income for the third quarter increased by 16.5%. As a result of our program to hedge a portion of IMS committed non-U.S. revenue the stronger U.S. dollar had no significant impact on operating income in the third quarter. The sale of Pilot during the third quarter of 1997 enabled the Company to redeploy resources to strategic technology investments, including an initiative to accelerate Year 2000 compliance. The Company estimates that the impact on operating income of Year 2000 compliance was approximately $5,000 in the third quarter. Management has not yet completed its assessment of the total Year 2000 compliance expense and related potential effects on the Company's operating income and earnings.

Year-to-date operating income increased by 0.3% to $201,751 from $201,085 for the comparable period of the prior year. Excluding the impact of the J3 Acquisition-Related Charge;discontinued business units in 1996; and the Gartner Deconsolidation, year-to-date operating income for 1997 increased by 16.2%. Operating income growth outpaced revenue growth primarily due to IMS's ability to leverage its resources. The impact of a stronger U.S. dollar decreased operating income by approximately 1% year-to-date, including the impact of gains related to the Company's hedging strategy.

     Non-operating income-net for the third quarter was $21,270 compared with $10,979 for the third quarter of the prior year. Year-to-date non-operating income-net was $59,993, $6,076 for the comparable period of the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands, except per share data)

prior year. The increase in the quarter and year-to-date non-operating income-net is primarily related to recording Gartner Equity Income in 1997 as a result of the Gartner Deconsolidation. The Company recognized within Gartner
Equity   Income  a  pre-tax  unrealized gain  on  Gartner  stock  of  $706 corresponding to the net increase in the value of its investment in Gartner.

In addition, non-operating income-net for the third quarter includes gains related to the disposition of Cognizant Enterprises' investments in TSI International, Inc., and Aspect Development, Inc. ($33,855 in total) and a loss on the sale of Pilot ($29,900).

The Company's effective tax rate was 28.9% for the third quarter and 27.4% year-to-date in 1997, compared with an effective tax rate of 44.0% in the comparable periods of the prior year. The Company's lower effective tax rate is due to the benefits of global tax planning strategies as well as the impact of the Gartner Deconsolidation.

The Company's net income for the third quarter increased 93.4% to $77,066 from $39,858 in the third quarter of the prior year. Year-to-date net income increased 63.8% to $190,026, from $116,010 for the comparable period of the prior year. Excluding the after-tax impact of the J3 Acquisition-Related Charge; discontinued business units in 1996; gains associated with the sale of Cognizant Enterprises' investments and the loss on the sale of Pilot, net income for the quarter and year-to-date increased 16.6% and 18.1%, respectively.

Earnings per share for the third quarter increased 104.3% to $.47 from $.23 for the third quarter of the prior year. Year-to-date earnings per share increased 67.6% to $1.14 from $.68 for the comparable period in the prior year. Excluding the after-tax impact of the items in the preceding paragraph, earnings per share for the quarter and year-to-date increased 21.6% and 20.9%, respectively.

     On October 21, 1997, the Company announced that its Board of Directors had authorized a systematic stock repurchase program to buy up to 10.0 million shares of the Company's outstanding common stock. This is in addition to the previously approved program to repurchase 8.5 million shares, a portion of which was intended to cover option exercises. The previously approved program was completed on September 5, 1997.

Results by Business Segment

    As discussed in Note 2, the Company's voting interest in Gartner fell below 50% in September 1997. Accordingly, for the three- and nine-month periods ended September 30, 1997 the Company has deconsolidated Gartner and is accounting for its ownership interest on the equity basis. The Information Technology segment, which consisted solely of Gartner, is therefore no longer being reported.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands, except per share data)

Results by Business Segment- (continued)

     The Marketing Information Services segment consists of IMS, Nielsen Media Research, Pilot (divested during the third quarter), Erisco, Inc., and Cognizant Technology Solutions Corporation. Marketing Information Services revenue for the third quarter of 1997 increased 8.5% to $341,041 from $314,230 in the third quarter of the prior year. Adjusting for the impact of a stronger U.S. dollar, revenue for the third quarter 1997 increased by 10.3%. IMS had third quarter revenue in 1997 of $233,196,up 8.0% from $215,907 in the third quarter of 1996. Excluding the impact of a stronger U.S. dollar and the impact of gains related to the Company's hedging strategy, IMS revenue increased by 10.5%. IMS revenue growth benefited from strong performance of its sales management products, geographic expansion and excellent growth of its electronic territory management product.

     Nielsen Media Research revenue for the third quarter 1997 increased 12.6% to $89,911 from $79,823 in the third quarter of the prior year. Nielsen Media Research achieved continuing growth from new metered markets, additional cable networks, and its local Hispanic and Monitor Plus measurement services.

Marketing Information Services year-to-date revenue increased 9.2% to $994,877 from $910,895 for the comparable period of the prior year. Adjusting for the impact of a stronger U.S. dollar, year-to-date revenue increased by 11.0%.

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 1997 and 1996
(Dollar amounts in thousands)

Net cash provided by operating activities totaled $261,253 for the nine months ended September 30, 1997 compared with $344,769 for the comparable period in 1996. The decrease of $83,516 principally reflects a net decrease in deferred and accrued income taxes ($66,316), primarily payment of taxes and the Gartner Deconsolidation; the 1996 J3 Acquisition-Related Charge at Gartner ($33,233);
lower   increase in   deferred   revenues   ($26,523),   due  to  the  Gartner
Deconsolidation; and the impact of non-cash equity income ($26,662) in 1997. These decreases were partially offset by an increase in business operating results ($64,309) (including net income and depreciation and amortization), reduced restructuring, postemployment benefit and 1995 non-recurring charge payments ($13,327).

     Net cash used in investing activities totaled $190,832 for 1997 compared with $207,433 for the comparable period in 1996. The decrease in cash used for investing activities of $16,601 is principally due to the absence of net payments for marketable securities ($31,317)and payments for the acquisition of businesses ($24,386) due to the Gartner Deconsolidation; the absence of Gartner stock purchases ($42,998); and the proceeds from sale of investments in 1997 ($43,601). These increases were partially offset by the impact of the deconsolidation of Gartner cash ($123,697).

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 1997 and 1996 - (continued)
(Dollar amounts in thousands)

Net cash used in financing activities totaled $205,597 for the nine months ended in 1997 compared with $120,776 for the comparable period in 1996. The increase in cash usage of $84,821 is primarily due to payments for the purchase of treasury shares ($302,011) and dividends paid ($15,008) in 1997, partially offset by third party investments in partnerships ($100,000) in 1997 and transfers to The Dun & Bradstreet Corporation in 1996 ($122,886).

Changes in Financial Position at September 30, 1997 Compared to
December 31, 1996
(Dollar amounts in thousands)

Cash decreased to $283,162 at September 30, 1997, from $428,520 at December 31,
1996,  primarily  reflecting the  Gartner  Deconsolidation ($123,697),   share
repurchases ($302,011); offset by third-parties investment in partnerships ($100,000).

Accounts Receivable decreased to $280,800 at September 30, 1997, from $453,791 at December 31, 1996, primarily reflecting the Gartner Deconsolidation ($145,905), the sale of Pilot ($13,766) and seasonality within the Company's business units.

Other Current Assets decreased to $56,882 at September 30, 1997, from $112,151 at December 31, 1996, primarily reflecting the Gartner Deconsolidation.

Gartner Group Investment represents the accounting for Gartner on an equity basis at September 30, 1997 ($170,195).

Property, Plant and Equipment decreased to $226,230 at September 30, 1997, from $268,888 at December 31, 1996, primarily reflecting the Gartner Deconsolidation ($32,813) and the sale of the Company's Wilton, CT building ($14,997).

Goodwill decreased to $88,295 at September 30, 1997, from $251,483 at December 31, 1996, primarily reflecting the Gartner Deconsolidation and the sale of Pilot ($20,590).

Accrued and Other Current Liabilities decreased to $180,329 at September 30, 1997, from $266,932 at December 31, 1996, primarily reflecting the Gartner Deconsolidation .

Deferred Revenues decreased to $133,925 at September 30,1997, from $292,970 at December 31, 1996, primarily reflecting the Gartner Deconsolidation offset by an increase in subscription sales at IMS.

Minority Interests increased to $101,730 at September 30, 1997, from $90,635 at
December  31, 1996,   primarily   reflecting  the  third-parties investment  in
partnerships ($100,000) and a decrease in minority interest related to the Gartner Deconsolidation.

Shareholders' Equity decreased to $705,659 at September 30, 1997, from $872,613 at December 31, 1996, primarily reflecting the purchase of treasury shares ($302,011), payments of dividends ($15,008) and the change in cumulative translation adjustment ($45,449), partially offset by net income ($190,026).

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        10  Material Contracts

           .24 Severance Agreement and Release between Cognizant Corporation and Dennis G. Sisco dated as of February 28, 1997 (executed in the third quarter 1997) (management contract and or compensatory plan or arrangement).

        27  Financial Data Schedule
            (Filed Electronically)

(b)     Reports on Form 8-K:

        There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       COGNIZANT CORPORATION






Date: November 14, 1997      By:/S/Victoria R. Fash
                             ==================================================
                             Victoria R. Fash
                             Executive Vice President & Chief Financial Officer



Date: November 14, 1997      By:/S/James C. Malone
                             ===============================================
                             James C. Malone
                             Senior Vice President - Finance & Controller