Form 10-K
period 1997-12-31
COGNIZANT CORP
filed 1998-03-18
CIK 1019876

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

(MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO ________.

                                  -------------

                        COMMISSION FILE NUMBER 001-12275.

                              COGNIZANT CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                         06-1450569
-----------------------                     ------------------------------------
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

 200 NYALA FARMS, WESTPORT, CONNECTICUT                                 06880
---------------------------------------                               ---------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

       Registrant's telephone number, including area code: (203) 222-4200.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                ON WHICH REGISTERED
        -------------------                               ---------------------
Common Stock, par value $.01 per share ................  New York Stock Exchange
Preferred Stock Purchase Rights .......................  New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of February 28, 1998, 162,514,227 shares of Common Stock of Cognizant Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $8,116 million.

                                                                     (Continued)

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

PART I
------

ITEM 1        --Business                               Cognizant Business Segments, 1997, Pages 24 and 25, Note 19.
                                                       Operations  by Business Segments, of the 1997 Annual Report
                                                       to Shareholders.

ITEM 3        --Legal Proceedings                      Pages 22 and 23, Note 17. Litigation, of the 1997 Annual
                                                       Report to Shareholders.

PART II
-------

ITEM 5        --Market for the Registrant's            Pages 6 and 7, Financial Review, of the 1997 Annual Report
                 Common Equity and Related             to Shareholders.
                 Stockholders Matters

ITEM 6        --Selected Financial Data                Page 27, Five-Year Selected Financial Data, of the 1997
                                                       Annual Report to Shareholders.

ITEM 7        --Management's Discussion and            Pages 1 to 7, Financial Review, of the 1997 Annual Report to
                 Analysis of Financial                 Shareholders.
                 Condition and Results of
                 Operations

ITEM 8        --Financial Statements and               Pages 9 to 27 of the 1997 Annual Report to Shareholders;
                 Supplementary Data                    Pages 13 to 37 of the Gartner Group, Inc. 1997 Annual Report
                                                       to Shareholders.

PART III
--------

ITEM 10       --Directors and Executive                Section entitled "Election of Directors" of the Company's Proxy
                 Officers of the Registrant            Statement dated March 13, 1998.

ITEM 11       --Executive Compensation                 Section entitled "Compensation of Executive Officers and
                                                       Directors" of the Company's Proxy Statement dated March 13,
                                                       1998.

ITEM 12       --Security Ownership of                  Section entitled "Security Ownership of Management and
                 Certain Beneficial                    Others" of the Company's Proxy Statement dated March 13, 1998.
                 Owners and Management

ITEM 13       --Certain Relationships and              Not applicable.
                 Related Transactions

                 The Index to Exhibits is located on Pages 18-19

                                     PART I

     As used in this report, except where the context indicates otherwise, the term "Company" means Cognizant Corporation and all subsidiaries consolidated in the financial statements contained or incorporated by reference herein.

ITEM 1. BUSINESS

     Cognizant Corporation was incorporated under the laws of the State of Delaware on January 2, 1996. The Company began operating as an independent publicly held company on November 1, 1996 (the "Distribution Date") as a result of its spin-off (the "D&B Spin-off") from The Dun & Bradstreet Corporation ("Dun & Bradstreet"). Prior to the D&B Spin-off, the Company was owned by Dun & Bradstreet.

     On January 15, 1998, the Company announced a plan to separate into two independent, publicly traded companies--IMS Health Incorporated ("IMS Health") and Nielsen Media Research, Inc. The transaction, which has been structured as a tax-free dividend of one share of IMS Health common stock for each share of Cognizant Corporation common stock, is targeted for completion by the middle of 1998. Concurrent with the transaction, Cognizant Corporation will change its name to Nielsen Media Research, Inc. The separation would create IMS Health as the premier global provider of information solutions to the pharmaceutical and healthcare industries, and establish an independent Nielsen Media Research, Inc., the leader in electronic measurement services. The distribution is subject to final approval by the Company's board of directors and obtaining a ruling from the Internal Revenue Service with respect to the tax-free treatment of the transaction. IMS Health consists of IMS International, Inc., Erisco, Inc., Cognizant Enterprises, Inc., Cognizant Technology Solutions Corporation, SSJ K.K., and an equity investment in Gartner Group, Inc.

     Cognizant Corporation integrates information and technology to create business insight. Its principal operating units are I.M.S. International, Inc., which offers global information solutions to the pharmaceutical and healthcare industries, and Nielsen Media Research, Inc., the leader in audience measurement information for electronic media. The Company also is the largest shareholder of Gartner Group, Inc., the premier provider of research and advisory services to the information technology industry. The Company operates in approximately 80 countries. The number of full-time equivalent employees at December 31, 1997 was approximately 10,500.

     The Company's operations are grouped into the following business segments:
IMS, Nielsen Media Research and Emerging Markets.

                                       IMS

I.M.S. INTERNATIONAL, INC.

     I.M.S. International, Inc. ("IMS"), the largest operating unit of IMS Health, provides information and decision-support services to the worldwide pharmaceutical and healthcare industries. These services broadly include market research services, sales management services, and other related professional, software, marketing and research and development services. IMS provides information services covering 94 countries and maintains offices in 74 countries on six continents, with significant revenue generated outside the United States in 1997. In 1997, IMS continued its expansion in developing markets in Eastern Europe, Asia and Sub-Saharan Africa.

     Market research services represented approximately 41% of IMS's worldwide revenue in 1997. The principal market research services are syndicated pharmaceutical, medical, hospital, promotional and self-medication audits. Market research services are utilized by clients for various strategic and tactical purposes, including analyzing market shares, therapeutic prescribing trends and price movements. The information reported in these services is generated or derived from data collected primarily from pharmaceutical wholesalers, pharmacies, hospitals and doctors. Market research services are delivered to clients through hardcopy reports, workstations, CD-ROMs and computer on-line services.

* Pharmaceutical audits measure the sales of pharmaceutical products through pharmacies, supplemented in some countries by data collected from prescribing physicians, retail chains and discount stores. The reports contain data projected to national estimates, showing product sales by therapeutic class broken down by package size and dosage form. Pharmaceutical audits are available in over 84 countries.

* Medical audits are based on information collected from panels of practicing physicians. The reports contain projected national estimates of the number of consultations for each diagnosed disease with details of the therapy prescribed, and analyze the use physicians make of individual drugs by listing the diseases for which they are prescribed, the potential therapeutic action the physician is expecting, other drugs prescribed at the same time and estimates of the total number of drugs used for each disease. Medical audits are available in over 47 countries.

* Hospital audits contain data projected to national estimates and show the sales of pharmaceutical products to hospitals by therapeutic class. IMS publishes hospital audits for 37 countries.

* Promotional audits measure pharmaceutical promotion for a particular market, including sales force promotion and journal and mail advertising, based on information received from panels of physicians and from monitoring medical journals and direct mail. IMS publishes promotional reports for 27 countries.

* Self-medication services provide detailed product movement, market share and pricing information for over-the-counter, personal care, and patient care products. These services are currently available in 22 European countries.

* IMS is developing in certain countries databases which contain data (with patient identification deleted in order to protect privacy) about the treatment of specific diseases over the life of a patient. This type of information will give many of the participants in the healthcare industry new insights into the development and treatment of diseases.

     Sales management services revenue totaled approximately 45% of IMS's worldwide revenue in 1997. Sales management products include sales territory reports, prescription tracking reports, call reporting services and doctor profiling services. Sales management services are used principally by pharmaceutical manufacturers to measure the effectiveness and efficiency of sales forces and to target market products and services. Sales management services are delivered to clients primarily through work stations and customized data warehouse and database software tools.

     The remaining 14% of IMS's 1997 revenue was derived primarily through professional consulting, software, direct marketing, and research and development services. Professional consulting services are provided to assist clients in analysis and evaluation of market trends, strategies and tactics, and to assist in the development and implementation of customized software applications and data warehouse tools. Software services include the development, licensing and implementation of healthcare information systems, including electronic territory management systems provided by IMS's Sales Technologies business unit primarily in North America; pharmacy dispensing and point-of-sale systems by IMS's Amfac/Chemdata business unit in Australia; and various direct marketing businesses located throughout the world. Research and development services provide clients with information and workstation tools intended to improve the effectiveness and speed of clinical research and subsequent regulatory approvals.

     The raw data for IMS's services are derived either from statistically selected panels of pharmacies, hospitals, physicians and other sources, or from activities such as warehouse shipments or wholesalers' sales data. To protect privacy, no individual patient is identified in any IMS medical database. IMS generally has well-established relationships with the sources required to create its databases and in many cases has historical connections with the trade associations and professional associations involved.

     All major pharmaceutical companies are customers of IMS, and many of the companies subscribe to reports and services in several countries. The scope of IMS's customer base enables it to avoid dependence on any single customer, although it is somewhat dependent on the pharmaceutical industry.

     While no competitor provides the geographical reach or breadth of IMS's services, IMS does have competition in many of the countries in which it operates from other information services companies, as well as the in-house capabilities of its customers. Generally, competition has arisen on a country-by-country basis. In the United States, certain of IMS's sales management services, including its sales territory reports, representing approximately 60% of the annual revenue of the IMS America unit, compete with the services of National Data Corp. Quality, completeness and speed of delivery of information services and products are the principal methods of competition in IMS's market.

                             NIELSEN MEDIA RESEARCH

NIELSEN MEDIA RESEARCH, INC.

     Nielsen Media Research, Inc. ("Nielsen Media Research") currently conducts media measurement and related business in the United States and, through a wholly owned subsidiary, Nielsen Media Research, Ltd., in Canada.

     Nielsen Media Research estimates television audiences and reports this and related information to advertisers, advertising agencies, syndicators, broadcast networks, cable networks, cable operators, television stations, station representatives and others in order to increase the effectiveness of television advertising and programming. This syndicated information is offered on a subscription basis. Custom or ad-hoc analyses of the data are also offered. The information is then used by subscribers to buy, sell, plan and price television time and to make programming and scheduling decisions.

     In 1997, advertisers spent approximately $42 billion in the United States on national and local television advertising, according to McCann-Erickson Worldwide, to bring a variety of programs and advertising messages to approximately 98 million U.S. television households. These data underscore the need for television stations, networks, advertisers, advertising agencies and others to understand how many households and types of people are reached by such programming.

     Nielsen Media Research estimates television audiences and reports data in the United States through seven services: Nielsen Television Index, Nielsen Syndication Services, Nielsen Homevideo Index, Nielsen Station Index, Nielsen Hispanic Television Index, Nielsen Hispanic Station Index and Nielsen Sports Marketing Service. In Canada, Nielsen Media Research measures television audiences and reports data through two services: Nielsen Television Index and Local Market People Meter Service. In the U.S., Nielsen Television Index provides daily audience total and demographic estimates for all national broadcast network television programs through the use of the Nielsen People Meter. Nielsen Syndication Services provides reports and services on both the local and national levels to the program syndication segment of the television industry. Nielsen Homevideo Index provides viewing estimates of cable, pay cable and other newer television technologies. Nielsen Station Index provides television audience estimate information in over 200 local markets and daily information in 38 metered markets. In these 38 local metered markets, which represent about 59% of television households in the U.S., household audience estimates are obtained daily through the use of television set meters. Written diaries are used, during designated measurement periods, to collect audience demographic estimates for integration with the metered tuning data. Diaries are used in the balance of local markets to collect both tuning and persons-viewing information during survey periods. Nielsen Media Research has announced plans to meter six additional markets during 1998 bringing the total number of local metered markets to 44. Nielsen Hispanic Television Index provides viewing estimates of national Hispanic audiences, while Nielsen Hispanic Station Index provides viewing estimates of local Hispanic audiences. Nielsen Sports Marketing Service provides viewing estimates of national and local sports programs. In Canada, Nielsen Media Research provides a national people meter service, as well as regional and local people meter services. In January 1998, the Canadian operation launched its most recent people meter service in Vancouver, British Columbia.

     During 1997, Nielsen Media Research again expanded its local market television services and continued to invest to enhance product value, technical competencies and data quality. Significant investments are being made as Nielsen Media Research continues to transition from its present mainframe-based systems to a new flexible client/server architecture for data collection, processing and delivery. In addition, Nielsen Media Research is developing a new metering system to enable measurement of program viewing in the emerging digital television environment. This new system will use codes, which are imperceptible to the viewer, inserted in the audio and/or video portions of programs and commercials that can be detected by metering equipment installed in the sample households. The system also will have a passive back-up capability. There can be no assurance that the coding used by this system will be adopted by the television industry, be approved by the Federal Communications Commission, or be compatible with signal compression techniques implemented by the industry in the future.

     In March 1996, Nielsen Media Research announced plans to implement the largest increase in diary samples in the history of television audience measurement. Beginning in May 1996, diary samples were increased by 10%, and by an additional 5% in October 1996. During 1997, Nielsen Media Research increased diary samples by an additional 35% in 88 markets where stations financially supported the increase.

     Nielsen Media Research's Monitor-Plus Service links television ratings to commercial occurrence data and tracks share of spending and share of voice by company, by brand, and by product category across fifteen monitored media. These include print, outdoor, radio and free-standing inserts, as well as television, for which it also reports at the creative execution and campaign level. Customers use the data to determine competitive advertising trends within markets of interest. Effective January 1997, Monitor-Plus expanded service to 75 markets from 50, thereby matching the coverage of its principal competitor and market leader Competitive Media Reports ("CMR"). Monitor-Plus plans to deploy new digital data collection and processing technology in 1998.

     During 1995, Nielsen Media Research entered into a strategic relationship with Internet Profiles Corporation ("I/PRO") to measure Internet usage. Under the terms of the agreement, Nielsen Media Research and I/PRO jointly market and brand two I/PRO products: NetLine, formerly I/COUNT (monitors Web site usage); and I/AUDIT (audits and verifies audience usage and characteristics). Additional products may also be jointly developed and marketed under the agreement. In November 1997, Nielsen Media Research and I/PRO announced the introduction of a new system to measure content or advertising each time it is exposed on a PC screen, ensuring accurate counting of impressions and" click throughs". This new technology will enable the Web site to report all content viewed, regardless of whether it was retrieved from the Web site, proxy server, local PC browser cache or PC RAM. In December 1997, Nielsen Media Research purchased approximately 5% of the outstanding shares in I/PRO.

     In addition, separate from its agreement with I/PRO, Nielsen Media Research plans to establish a panel to monitor computer usage and activity in households. The panel will provide high quality research to computer and Internet industry participants (media, advertisers, agencies, hardware manufactures, software developers, etc.). Roll-out of the service is expected in 1998.

     In January 1998, Nielsen Media Research announced the development of a new metering system to track television viewing within Microsoft Corporation's Windows 98(TM). This new technology, developed jointly by Nielsen Media Research and Microsoft engineers, will be used to capture audience for those sample households where television programming is viewed using this Microsoft operating system.

     Nielsen Media Research has maintained a strong leadership position in relation to its competitors. Arbitron, a former competitor, discontinued its syndicated broadcast and cable television ratings service as of December31, 1993. A television ratings project funded by the Committee on Nationwide Television Audience Measurement ("CONTAM") and designed and operated by Statistical Research, Inc. ("SRI"), is operating a national television ratings laboratory in Philadelphia as a test market for a national ratings service. SRI has recently announced plans to produce program level data during 1998. This data will be derived from a subset of its current 500 installed test households. Funding for the entire effort has been contributed primarily by the three major broadcast networks, ABC, CBS, and NBC. The NBC and CBS broadcast television networks have asked SRI for a business plan for the creation of a national measurement system that could provide an alternative to the Nielsen Television Index service. This effort could give rise to a national competitor in the next few years.

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

                                EMERGING MARKETS

ERISCO, INC.

     Erisco, Inc. ("Erisco") develops and markets proprietary software applications and services used primarily in the administration of healthcare benefits and the support of managed care services. Its primary markets include managed care organizations, insurance carriers, third-party administrators and self-administered corporations. Erisco has successfully completed the development of the core applications for its newest product, Facets, which is a managed care information system built using client/server technology. The target market for Facets is managed care companies such as health maintenance or preferred provider organizations. This highly advanced, state-of-the-art system is unique in the marketplace as it combines the latest technology with advanced managed care business functionality. Erisco faces competition from a variety of software vendors in both the traditional indemnity market, as well as the new managed care market. Erisco will benefit from the continuing growth in managed care membership and the acceptance of enterprise-wide client/server system architecture.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

     Cognizant Technology Solutions Corporation ("CTS") delivers high-quality, cost-effective, full life-cycle software solutions to complex IT problems through integrated project teams located in its four development centers in India and on-site at customer locations in North America and Europe. These solutions include application development and mainframe services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services, and re-hosting and reengineering services.

COGNIZANT ENTERPRISES, INC.

     Cognizant Enterprises, Inc., invests in emerging and established businesses, primarily in the healthcare information industry. It invests as a limited partner in Information Partners Capital Fund, Information Associates, L.P. and Information Associates II, L.P., venture capital limited partnerships, as well as through direct investments.

     The Emerging Markets segment also consists of Pilot Software, Inc., which was sold on July 31, 1997, and SSJ K.K. ("SSJ"). SSJ, based in Japan, which markets financial application software products and services tailored for the Japanese market.

                                 RESOURCE GROUP

COGNIZANT SHARED SERVICES

     Cognizant Shared Services began operations in 1994 as an internal services business in the functions of accounting, procurement, payroll, and financial systems. The shared services center in Allentown, Pennsylvania provides centralized services formerly supplied within each Cognizant division, in the U.S. and Canada, but at lower cost with higher levels of service.

         RELATIONSHIP AMONG THE COMPANY, DUN & BRADSTREET AND ACNIELSEN

     Prior to the D&B Spin-off, the Company, Dun & Bradstreet and ACNielsen Corporation ("ACNielsen") entered into certain agreements governing their relationship subsequent to the D&B Spin-off and providing for the allocation of certain liabilities and obligations arising from periods prior to the D&B Spin-off. The following description summarizes certain terms of such agreements, but is qualified by reference to the texts of such agreements, which are incorporated by reference to the Exhibits to this Form 10-K.

DISTRIBUTION AGREEMENT

     The Company, Dun & Bradstreet and ACNielsen entered into the Distribution Agreement providing for, among other things, certain corporate transactions required to effect the D&B Spin-off and other arrangements subsequent to the D&B Spin-off. In particular, the Distribution Agreement defines the assets and liabilities of Dun & Bradstreet which were allocated to and assumed by the Company and those which were allocated to and assumed by ACNielsen. All assets were transferred without any representation or warranty, "as is-where is", and the relevant transferee bears the risk that any necessary consent to transfer is not obtained.

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

     The Distribution Agreement provides that neither the Company, Dun & Bradstreet nor ACNielsen will take any action that would jeopardize the intended tax consequences of the D&B Spin-off. Specifically, each company agrees to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Internal Revenue Code, until the second anniversary of the Distribution Date. As part of the request for a ruling that the Distribution will be tax free for Federal income tax purposes, each company represented to the Internal Revenue Service that, subject to certain exceptions, it has no plan or intent to liquidate, merge or sell all or substantially all of its assets. As a result, the Company may not initiate any action leading to a change of control, and in the case of a change in control, the foregoing representations, and the ruling based thereon, could be called into question. As a result, the acquisition of control of the Company prior to November 1, 1998 may be more difficult or less likely to occur because of the potential substantial contractual damages associated with a breach of such provisions of the Distribution Agreement.

     The Distribution Agreement further requires that if any of the parties spins off any part of its business to its shareholders, the spun-off entity must remain jointly and severally liable to the other two parties for all liabilities of its former parent under the Distribution Agreement.

TAX ALLOCATION AGREEMENT

     The Company, Dun & Bradstreet and ACNielsen entered into a Tax Allocation Agreement to the effect that Dun & Bradstreet will pay its entire consolidated tax liability for the tax years that the Company and ACNielsen were included in Dun & Bradstreet's consolidated Federal income tax return. For periods prior to the Distribution Date, Dun & Bradstreet will generally be liable for state and local taxes measured by income or imposed in lieu of income taxes. The Tax Allocation Agreement allocates liability to each company for its respective share of state, local and foreign taxes attributable to periods prior to the Distribution Date, as well as certain other matters.

EMPLOYEES BENEFITS AGREEMENT

     The Company, Dun & Bradstreet and ACNielsen entered into an Employee Benefits Agreement, which allocates responsibility for certain employee benefits matters on and after the Distribution Date. Among other things the Employee Benefits Agreement provides that Dun & Bradstreet will be required to retain the liability for all benefits under Dun & Bradstreet's nonqualified supplemental pension plans that were vested prior to the Distribution Date, but the Company and ACNielsen will guarantee payment of these benefits to their respective employees in the event that Dun & Bradstreet is unable to satisfy its obligations. In addition, the Company and ACNielsen will provide retiree welfare benefits to their continuing employees who would have been eligible to receive these benefits from Dun & Bradstreet had they retired on or prior to the Distribution Date. If Cognizant or ACNielsen fails to provide any retiree welfare benefits, Dun & Bradstreet will provide such continuing employees with the same level of retiree welfare benefits that it provides to its retirees generally.

INDEMNITY AND JOINT DEFENSE AGREEMENT

     The Company, Dun & Bradstreet and ACNielsen entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed to certain arrangements allocating potential liabilities (the "IRI Liabilities") under, and to conduct a joint defense of, the action filed by Information Resources, Inc. described in
Note 17 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders, referred to in Item 3. Legal Proceedings (the "IRI Action").

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

     Both the Company and Dun & Bradstreet have announced that they will spin off certain businesses to their shareholders later in 1998. Pursuant to the Distribution Agreement, each spun-off company will remain jointly and severally liable with its former parent for its share of the IRI Liabilities and related expenses.

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

     In the event that on or prior to the third anniversary of the Distribution Date, ACNielsen determines to sell all or substantially all of (i) its assets or the assets of the TAM Business (as defined in the TAM Master Agreement), or (ii) its assets that generate more than 50% of the TAM business, or ACNielsen takes action to be acquired or is acquired by a third party, the Company will have the right to require ACNielsen to sell all of ACNielsen's TAM Business to the Company at book value (as calculated in accordance with the TAM Master Agreement) plus certain transfer costs. In addition, in the event that prior to the third anniversary of the Distribution Date, ACNielsen determines to sell all or substantially all of its TAM Business in a particular country, the Company will have the right to require ACNielsen to sell such business to the Company at book value (as calculated in accordance with the TAM Master Agreement) plus certain transfer costs.

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

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information and statements provided by the Company may contain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The Company cautions shareholders and investors that actual results may differ materially from those projected or suggested in any forward-looking statement as the result of a wide variety of factors, including but not limited to the factors set forth below:

* The Company operates globally, deriving a significant portion of its operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar-denominated operating results. The Company's geographic expansion in emerging markets such as Eastern Europe, Africa and Asia Pacific is expected to continue. Emerging markets tend to be considerably less stable than established markets which may further contribute to volatility in operating results. In addition, the Company is subject to the usual risks inherent in carrying on business in certain countries outside the U.S., including possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products which require manufacturing facilities or use of natural resources.

* To the extent the Company seeks growth through acquisitions, there can be no assurance that management of the Company will be able to identify and consummate acquisitions on satisfactory terms. Furthermore, every acquisition will entail some degree of uncertainty and risk, and even if consummated, may not produce the operating results or increases in value over time which were expected at the time of acquisition.

* The Company competes in businesses which demand or sell sophisticated information systems, software and other technology. The types of systems which the Company's businesses require or sell can be expected to be subject to refinements as such systems and underlying technologies are upgraded and advanced, and there can be no guarantee that as various systems and technologies become outdated, the Company will be able to replace them, to replace them as quickly as the Company's competition or to develop and market new and better products and services in the future on a cost-effective basis.

* Many existing computer systems and software applications use two digits, rather than four, to record years. Unless modified, such systems will not properly record or interpret years after 1999, which could lead to business disruptions (the "Year 2000 issue"). The Company depends on systems and software both for its internal operations as well as for the receipt of data used in its information products and the transmission of those products to its customers. The Company began to address the Year 2000 issue in 1996. It expects to complete upgrading or replacing affected programs during 1998, with testing to be done during 1999. The Company's expected costs of upgrading or replacing affected programs and the date on which the Company expects to complete Year 2000 compliance are based on management's best estimates, which were derived utilizing numerous assumptions of future events.

* In the third quarter of 1997, the Company's voting interest in Gartner Group fell below 50% to 49.5% based upon the exercise of Gartner Group employee stock options and employee stock purchases. Accordingly, as of September 30, 1997 the Company has deconsolidated Gartner Group and is accounting for its ownership interest on the equity basis. Gartner Group's common stock has historically traded at higher multiples than market averages and has generally experienced greater price volatility than the market as a whole. It can be expected that variations in the market value of the Gartner Group shares held by the Company will have an impact on the trading prices of the Company's Common Stock. Gartner Group's results and operations may also be subject to the various factors described in Gartner Group's reports filed from time to time with the Securities and Exchange Commission.

* Each of the Company's businesses is subject to significant or potential competition which is likely to intensify in the future. In particular, a television rating project being funded by the Committee on Nationwide Television Audience Measurement and designed and operated by Statistical Research Inc., which is currently in a testing phase in Philadelphia, has received support from the three major broadcast networks and a number of large advertising agencies and advertisers. This could give rise to a national competitor to Nielsen Media Research in the next few years.

* A number of countries in the which the Company operates have enacted regulations limiting the prices pharmaceutical companies may charge for drugs. The Company believes that such cost containment measures will cause pharmaceutical companies to seek more effective means of marketing their products (which will benefit IMS in the medium and long term). However, such governmental regulation may cause pharmaceutical companies to revise or reduce their marketing programs in the near term.

* Certain of the data services provided by IMS relate to the diagnosis and treatment of disease. The use of patient-specific information is anticipated to be an increasingly important tool in the design, development and marketing of pharmaceuticals. To protect privacy, no individual patient is identified in any IMS database. Recently, there have been a number of regulatory and legislative initiatives in the area of medical privacy at the Federal, state and foreign government levels. There can be no assurance that such initiatives will not adversely affect IMS's ability to generate or assemble data or to develop or market current or future products and services.

* Results could be affected by the costs and other effects of litigation involving the Company. In particular, management of the Company is unable to predict at this time the final outcome of the IRI Action described in "Note 17. Litigation" of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders, or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

* The Company's results could be adversely affected by general or specific weakening of economic conditions, including weak economic conditions in the pharmaceutical, healthcare, media, information technology or other industries in which the Company's customers operate.

                               ------------------

     The names of the Company's products used in this report are trademarks or registered trademarks of Cognizant Corporation or one of its subsidiaries.

     Additional information is incorporated by reference to Note 19. Operations by Business Segment on Pages 24-25 of the 1997 Annual Report to Shareholders.

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

     IMS

     Owned properties located within the U.S. include three facilities. The properties are located in Totowa, New Jersey; and Plymouth Meeting and West Norriton, Pennsylvania.

     Owned properties located outside the U.S. include nine facilities: one property each in Buenos Aires, Argentina; Crows Nest, Australia; Innsbruck, Austria; Brussels, Belgium; Santiago, Chile; Lisbon, Portugal; London and Pinner, England; and Caracas, Venezuela.

     The operations of this business unit are also conducted from eighteen leased offices located throughout the U.S. and sixty-eight non-U.S. locations.

     NIELSEN MEDIA RESEARCH

     Owned properties located within the U.S. include one facility. The property is located in Dunedin, Florida.

     Operations are conducted from thirty-three leased office locations throughout the U.S. and three non-U.S. locations.

     EMERGING MARKETS

     Operations are conducted from four leased office locations throughout the U.S. and six non-U.S. locations.

     RESOURCE GROUP/CORPORATE

     Operations are conducted from two leased office locations in Allentown, Pennsylvania and Westport, Connecticut.

ITEM 3. LEGAL PROCEEDINGS

     Reference is made to Note 17. of Notes to Consolidated Financial Statements on Pages 22 and 23 of the 1997 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT*

     Officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

     Listed below are the executive officers of the registrant at March 1, 1998 and brief summaries of their business experience during the past five years.

    NAME                           TITLE                                     AGE
    ----                           -----                                     ---

Robert E. Weissman    Chairman and Chief Executive Officer**                  57
Victoria R. Fash      Executive Vice President and Chief Financial Officer    46
Alan J. Klutch        Senior Vice President-Finance                           53
James C. Malone       Senior Vice President-Finance and Controller            49
Kenneth S. Siegel     Senior Vice President, General Counsel and Secretary    42
Leslye G. Katz        Vice President and Treasurer                            43
Craig S. Kussman      Vice President-Corporate Development                    39

*Set forth as a separate item pursuant to Items 401(b) and (e) of Regulation
     S-K.

**Member of the Board of Directors.

     Mr. Weissman was elected Chairman and Chief Executive Officer of Cognizant Corporation in September 1996. He was previously Chairman and Chief Executive Officer of Dun & Bradstreet (April 1995), after serving as President and Chief Executive Officer (January 1994). He was named Dun & Bradstreet's President and Chief Operating Officer in January 1985.

     Ms. Fash was appointed Executive Vice President and Chief Financial Officer of Cognizant Corporation in September 1996 and Chairman and Chief Executive Officer of IMS in December 1997. Ms. Fash was elected Senior Vice President-Business Strategy of Dun & Bradstreet in April 1995 and elected Vice President-Business Operations Planning of Dun & Bradstreet, effective May 1994. Previously, she had served as Assistant to the President of Dun & Bradstreet (September 1991).

     Mr. Klutch was appointed Senior Vice President-Finance of Cognizant Corporation in September 1996. Mr. Klutch previously was Vice
President-Financial Planning of Dun & Bradstreet (October 1984).

     Mr. Malone was appointed Senior Vice President-Finance and Controller of Cognizant Corporation in December 1996. He had been appointed Vice President-Finance and Controller, effective September 1996. Previously, he had served as Assistant Vice President and Leader-North American Shared Transaction Services Center (February 1995) and as Vice President and Controller of Reuben
H. Donnelley Corporation, subsidiaries of Dun & Bradstreet (1990).

     Mr. Siegel was appointed Senior Vice President and General Counsel of Cognizant Corporation in February 1997 and Secretary of Cognizant Corporation in July 1997. Mr. Siegel was a partner with the law firm of Baker & Botts, L.L.P. from September 1994 to February 1997. Previously, he was a partner at the law firm of O'Sullivan Graev & Karabell (July 1987).

     Ms. Katz was appointed Vice President and Treasurer of Cognizant Corporation in September 1996. Ms. Katz was appointed Senior Vice President and Chief Financial Officer for Reuben H. Donnelley, a subsidiary of Dun & Bradstreet, in September 1992. Previously, she was appointed Vice
President-Strategic and Financial Planning (August 1991) and Vice
President-Finance and Planning (February 1991) for Reuben H. Donnelley.

     Mr. Kussman was appointed Vice President--Corporate Development of Cognizant Corporation in October 1997. He had been appointed Vice
President--Mergers and Acquisitions, effective November 1996. Previously, he had served as Assistant Vice President-Financial Planning of Dun & Bradstreet (May
1991).

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Information in response to this Item is set forth under Dividends and Common Stock Information in the "Financial Review" on Page 7 of the 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1993 through 1997 set forth in the "Five-Year Selected Financial Data" on Page 27 of the 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information in response to this Item is set forth in the "Financial Review" on Pages 1 to 7 of the 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Schedules under Item 14 on Page 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's proxy statement to be filed on or about March 13, 1998 with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Page 10 of this report responds to Items 401(b) and (e) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement dated March 13, 1998 with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated March 13, 1998 with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated March 13, 1998 with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this report.

          (1)  Financial Statements.

               See Index to Financial Statements and Schedule on Page 15.

          (2)  Financial Statement Schedule.

               See Index to Financial Statements and Schedule on Page 15.

          (3)  Other Financial Information.

               Business Segments, 1997. See Index to Financial Statements and Schedule on Page 15.

               Five-year Selected Financial Data. See Index to Financial Statements and Schedule on Page 15.

          (4)  Exhibits.

               See Index to Exhibits on Pages 18-19, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on pages 1 to 27 to Exhibit 13 is incorporated herein by reference, and no other information appearing in Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COGNIZANT CORPORATION
                                                     (REGISTRANT)

                                        By:       ROBERT E. WEISSMAN
                                            ---------------------------------
                                                 (ROBERT E. WEISSMAN,
                                            CHAIRMAN & CHIEF EXECTIVE OFFICER
                                                    AND DIRECTOR)

                                        By:        VICTORIA R. FASH
                                            ---------------------------------
                                                   (VICTORIA R. FASH,
                                                EXECUTIVE VICE PRESIDENT
                                               & CHIEF FINANCIAL OFFICER)

                                        By:         JAMES C. MALONE
                                            ---------------------------------
                                                    (JAMES C. MALONE,
                                              SENIOR VICE PRESIDENT-FINANCE
                                                      & CONTROLLER)

Date: February 17, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   CLIFFORD L. ALEXANDER, JR.                     H. EUGENE LOCKHART
-------------------------------              -------------------------------
  (CLIFFORD L. ALEXANDER, JR.,               (H. EUGENE LOCKHART, DIRECTOR)
           DIRECTOR)
                                                    JAMES R. PETERSON
       JOHN P. IMLAY, JR.                    -------------------------------
-------------------------------               (JAMES R. PETERSON, DIRECTOR)
 (JOHN P. IMLAY, JR., DIRECTOR)
                                                  M. BERNARD PUCKETT
       ROBERT KAMERSCHEN                     -------------------------------
-------------------------------              (M. BERNARD PUCKETT, DIRECTOR)
 (ROBERT KAMERSCHEN, DIRECTOR)

       ROBERT J. LANIGAN
-------------------------------
 (ROBERT J. LANIGAN, DIRECTOR)


Date: February 17, 1998

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS:

     The Company's consolidated financial statements, the notes thereto and the related report thereon of Coopers & Lybrand L.L.P., independent accountants, for the years ended December 31, 1997, 1996, and 1995, appearing on pages 6 to 25 of the accompanying 1997 Annual Report to Shareholders, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

                                                                                                              PAGE
                                                                                             -------------------------------------
                                                                                                                1997 ANNUAL REPORT
                                                                                                  10-K           TO SHAREHOLDERS
                                                                                             ---------------    ------------------

Report of Independent Accountants ....................................................       Exhibit 13 Pg 8             8
Statement of Managements Responsibility for Financial Statements .....................       Exhibit 13 Pg 8             8
As of December 31, 1997 and 1996:
 Consolidated Statements of Financial Position .......................................       Exhibit 13 Pg 10            10
For the years ended December 31, 1997, 1996 and 1995:
 Consolidated Statements of Income ...................................................       Exhibit 13 Pg 9             9
 Consolidated Statements of Cash Flows ...............................................       Exhibit 13 Pg 11            11
 Consolidated Statements of Shareholders' Equity .....................................       Exhibit 13 Pg 12            12
Notes to Consolidated Financial Statements ...........................................       Exhibit 13
                                                                                               Pgs 13-26              13 - 26
Quarterly Financial Data (Unaudited) for the years ended
 December 31, 1997 and 1996 ..........................................................       Exhibit 13 Pg 26            26
Managements Discussion and Analysis of Financial .....................................       Exhibit 13
 Condition and Results of Operations .................................................       Pgs 1- 4                  1 - 4
Other Financial Information:
 Business Segments, 1997, 1996 and 1995 ..............................................       Exhibit 13 Pg 24-25      24 - 25
 Five-Year Selected Financial Data ...................................................       Exhibit 13 Pg 27            27

SCHEDULE:
Report of Independent Accountants ....................................................             16                    --
Cognizant Corporation and Subsidiaries ...............................................       Exhibit 21                  --
II. Valuation and Qualifying Accounts for the years ended
   December 31, 1997, 1996, and 1995 .................................................              17                   --

     Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

     The consolidated financial statements of Gartner Group, Inc. and the notes thereto for the years ended September 30, 1997, 1996, and 1995, and the related report thereon for the years ended September 30, 1997 and 1996 appearing on Pages 13 to 37 of the Gartner Group, Inc. Annual Report to Shareholders filed hereunder as Exhibit 99.3, are incorporated by reference into this Annual Report on Form 10-K.

     The report of Price Waterhouse LLP, previous independent accountants for Gartner Group, Inc., on the consolidated financial statements of Gartner Group, Inc., for the year ended September 30, 1995, appearing as Exhibit 23.3 to the Gartner Group, Inc. Annual Report on Form 10-K for the year ended September 30, 1997 and filed hereunder as Exhibit 99.4, is incorporated by reference into this Annual Report on Form 10-K.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Cognizant Corporation:

     Our report on the consolidated financial statements of Cognizant Corporation as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, has been incorporated by reference in this Form 10-K from page 8 of the 1997 Annual Report to Shareholders of Cognizant Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                              COOPERS & LYBRAND L.L.P.

New York, New York
February 17, 1998

                     COGNIZANT CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
                COL. A                                                   COL. B           COL. C            COL. D         COL. E
------------------------------------------------------------------------------------------------------------------------------------

                                                                                         ADDITIONS
                                                                         BALANCE        CHARGED TO                         BALANCE
                                                                        BEGINNING        COSTS AND                          AT END
             DESCRIPTION                                                OF PERIOD        EXPENSES       DEDUCTIONS(A)     OF PERIOD
             -----------                                                ---------       ----------      -------------     ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     For the Year Ended December 31, 1997 ....................           $15,470           $  790           $9,061         $ 7,199
                                                                         =======           ======           ======         =======
     For the Year Ended December 31, 1996 ....................           $11,446           $4,993           $  969         $15,470
                                                                         =======           ======           ======         =======
     For the Year Ended December 31, 1995 ....................           $10,839           $3,310           $2,703         $11,446
                                                                         =======           ======           ======         =======

NOTE:

(a) Primarily represents the deconsolidation of Gartner Group and the recovery of accounts in 1997; and the charge-off of uncollectible accounts for which a reserve was provided in 1996 and 1995.

                                INDEX TO EXHIBITS

REGULATION S-K
EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------

3 Articles of Incorporation and By-laws:

     .1 Restated Certificate of Incorporation of Cognizant Corporation dated October 7, 1996 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed October 7, 1996, file number 001-12275).

     .2 Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed October 7, 1996, file number 001-12275).

10 Material Contracts:

     .1 Distribution Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).

     .2 Tax Allocation Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).

     .3 Employee Benefits Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).

     .4 Indemnity and Joint Defense Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).

     .5 TAM Master Agreement between Cognizant Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).

     .6 Intellectual Property Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).

     .7 1996 Cognizant Corporation Non-Employee Directors Stock Incentive Plan, as adopted effective November 1, 1996 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275)*.

     .8 1996 Cognizant Corporation Non-Employee Directors' Deferred Compensation Plan, as adopted effective October 15, 1996 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275)*.

     .9 1996 Cognizant Corporation Key Employees' Stock Incentive Plan, as amended December 16, 1997*.

     .10 1996 Cognizant Corporation Replacement Plan for Certain Employees Holding the Dun & Bradstreet Corporation Equity-Based Awards, as adopted effective November 1, 1996 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275)*.

     .11 1996 Cognizant Corporation Replacement Plan for Certain Employees Holding I.M.S. International, Inc. Stock Options, as adopted November 1, 1996 (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275)*.

     .12 Form of Non-Employee Directors' Stock Option Agreement (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275)*.

     .13 Form of Non-Employee Directors' Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275)*.

     .14  Forms of Stock Option Agreement (incorporated by reference to Exhibit
          10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275)*.

     .15  Forms of Purchased Option Agreement (incorporated by reference to
          Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275)*.

     .16 Forms of Limited Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275)*.

REGULATION S-K
EXHIBIT NUMBER                          DESCRIPTION


     .17 Forms of Change-in-Control Agreement for Certain Executives of Cognizant Corporation, as adopted October 15, 1996 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275)*.

     .18 Cognizant Corporation Executive Transition Plan, as adopted effective November 1, 1996 (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275)*.

     .19 Cognizant Corporation Executive Annual Incentive Plan, as adopted effective January 1, 1997 (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275)*.

     .20 Cognizant Corporation Supplemental Executive Retirement Plan, as adopted effective November 1, 1996 (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275)*.

     .21 Rights Agreement dated as of October 15, 1996 between Cognizant Corporation and First Chicago Trust Company of New York (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K filed October 15, 1996, file number 001-12275)

     .22 Cognizant Corporation Retirement Excess Plan, as adopted effective January 1, 1997 (incorporated by reference to Exhibit 10.22 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, file number 001-12275).*

     .23 Cognizant Corporation Savings Equalization Plan, as adopted effective November 1, 1996 (incorporated by reference to Exhibit 10.22 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, file number 001-12275).*

     .24 Severance Agreement and Release between Cognizant Corporation and Dennis G. Sisco dated as of February 28, 1997 (incorporated by reference to Exhibit 10.24 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed November 14, 1997, file number 001-12275).

13 1997 Annual Report to Shareholders.

21 List of Active Subsidiaries as of January 31, 1997.

23 Consent of Independent Accountants.

27 Financial Data Schedules.

99 Additional Exhibits

     .1 Consent of KPMG Peat Marwick LLP, independent accountants for Gartner Group, Inc.

     .2 Consent of Price Waterhouse LLP, previous independent accountants for Gartner Group, Inc.

     .3 Pages 13 to 37 of the Gartner Group, Inc. 1997 Annual Report to Shareholders

     .4 Report of Price Waterhouse LLP on consolidated financial statements of Gartner Group, Inc. for the year ended September 30, 1995.

--------------------------------------------------------------------------------
     *    Management contract or compensatory plan or arrangement