Form 10-Q
period 1998-03-31
COGNIZANT CORP
filed 1998-05-15
CIK 1019876

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D. C. 20549


                                                     FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                                        OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the Transition period from                         to
                                     ---------------------     ---------------

                       Commission file number 001-12275

                             COGNIZANT CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          06-1450569
--------------------------------------     -----------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

 200 Nyala Farms, Westport, CT                             06880
---------------------------------------     -----------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (203) 222-4200
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Title of Class                           Shares Outstanding
             Common Stock,                             at March 31, 1998
        par value $.01 per share                          162,848,673

                              COGNIZANT CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                          PAGE(S)

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
      Three Months Ended March 31, 1998 and 1997                          3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
      Three Months Ended March 31, 1998 and 1997                          4

Condensed Consolidated Statements of Financial Position (Unaudited)
      March 31, 1998 and December 31, 1997                                5

Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three Months Ended March 31, 1998 and 1997                          6


Notes to Condensed Consolidated Financial Statements (Unaudited)        7-12

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        13-16



PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                       17

Item 6. Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                              18



PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

COGNIZANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)
                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                              -------------------------

                                                                                         1998                    1997
                                                                                 ---------------------     -----------------

Operating Revenue                                                                     $      337,032         $    315,576

Operating Costs                                                                              166,784              147,959

Selling and Administrative Expenses                                                           96,955               86,786

Depreciation and  Amortization                                                                28,816               32,944
                                                                                 ---------------------     -----------------

Operating Income                                                                              44,477               47,887

Interest Income                                                                                4,098                3,616
Interest Expense                                                                                (200)                (450)
Gartner Equity Income                                                                         15,574               15,534
Gain from Sale of Subsidiary Stock (SAB 51 Gain)                                                    7,987                    0
Gains from Dispositions, Net                                                                  13,600                5,436
Other Expense - Net                                                                          (2,772)                (763)
                                                                                 ---------------------     -----------------
Non-Operating Income - Net                                                                    38,287               23,373

Income Before Provision for Taxes                                                             82,764               71,260

Provision for Income Taxes                                                                   (22,677)             (18,355)
                                                                                 ---------------------     -----------------

Net Income                                                                             $      60,087          $    52,905
                                                                                 =====================     =================


Earnings Per Share of Common Stock - Basic                                                      $.37                 $.31
Earnings Per Share of Common Stock - Diluted                                                    $.36                 $.31

                                                                                 =====================     =================
Average Number of Shares Outstanding - Basic                                             162,406,000           169,770,000
                                                                                 =====================     =================

Dilutive Effect of Shares Issuable as of March 31, 1998 Under Stock Option                4,276,000                178,000
Plans
Adjustment of Shares to Reflect Options Exercised During the Period                         600,000                 14,000

                                                                                 =====================     =================
Average Number of Shares Outstanding - Diluted                                          167,282,000            169,962,000
                                                                                 =====================     =================


See accompanying notes to the condensed consolidated financial statements (unaudited)



COGNIZANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands)
                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                              -------------------------

                                                                                         1998                    1997
                                                                                 ---------------------     -----------------

Net Income                                                                                   $60,087              $52,905


Other Comprehensive Income/(Loss), net of tax:

   Foreign Currency Translation Adjustments                                                      903              (28,835)

   Unrealized Gains/(Losses) on Securities:
     Unrealized  Holding  Gains/(Losses)  Arising  During the Period (Net of tax
     (expense)/benefit of ($19) and $1,805 in 1998 and 1997,
      respectively)                                                                                71              (6,589)
     Less: Reclassification Adjustment for Realized Gains included in Net Income
     (net of tax benefit of $2,113 in 1998)                                                   (7,710)                   0
                                                                                 ---------------------     -----------------
   Net Unrealized Losses                                                                     (7,639)               (6,589)

                                                                                 ---------------------     -----------------
Other Comprehensive Loss                                                                     (6,736)              (35,424)
                                                                                 ---------------------     -----------------

Comprehensive Income                                                                     $   53,351            $   17,481
                                                                                 =====================     =================


See accompanying notes to the condensed consolidated financial statements (unaudited)





COGNIZANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(Dollar amounts in thousands)

                                                                            March 31,                 December 31,
                                                                               1998                              1997

                                                                        -------------------       --------------------

Assets

Current Assets
Cash and Cash Equivalents                                                     $    344,251                  $ 318,435
Accounts Receivable-Net                                                            303,047                    303,609
   Other Current Assets                                                             77,209                     72,368
                                                                        -------------------       --------------------
       Total Current Assets                                                        724,507                    694,412
                                                                        -------------------       --------------------

Investment in Gartner Group                                                        212,863                    195,695
Marketable Securities and Other Investments                                        100,707                    109,712
Property, Plant and Equipment-Net                                                  233,578                    233,583
Other Assets-Net
   Computer Software                                                               147,911                    142,268
   Goodwill                                                                         91,464                     87,430
   Other Assets                                                                    119,301                    116,420
                                                                        -------------------       --------------------
       Total Other Assets-Net                                                      358,676                    346,118
                                                                        -------------------       --------------------

Total Assets                                                               $     1,630,331             $    1,579,520
                                                                        ===================       ====================

Liabilities and Shareholders' Equity

Current Liabilities
   Accounts and Notes Payable                                                $      59,630             $       58,796
   Accrued and Other Current Liabilities                                           203,264                    212,944
   Accrued Income Taxes                                                             48,335                     57,549
   Deferred Revenues                                                               114,173                    111,921
                                                                        -------------------       --------------------
       Total Current Liabilities                                                   425,402                    441,210
Postretirement and Postemployment Benefits                                          47,915                     49,927
Deferred Income Taxes                                                              108,373                    113,749
Minority Interests                                                                 102,891                    101,209
Other Liabilities                                                                   73,488                     71,855
                                                                        -------------------       --------------------

Total Liabilities                                                                  758,069                    777,950
                                                                        -------------------       --------------------

Shareholders' Equity                                                               872,262                    801,570
                                                                        -------------------       --------------------

Total Liabilities and Shareholders' Equity                              $        1,630,331         $        1,579,520
                                                                        ===================       ====================

See accompanying notes to the condensed consolidated financial statements (unaudited).



COGNIZANT CORPORATION


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                          -----------------------------
                                                                                              1998           1997
                                                                                          -------------- --------------

Cash Flows from Operating Activities:
Net Income                                                                                 $   60,087     $   52,905
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                              28,816         32,944
    Gains from Sale of Investments, Net                                                       (13,600)        (5,436)
    Postemployment Benefit Payments                                                            (1,391)        (3,157)
    Payments Related to 1995 Non-recurring Charge                                                (955)        (2,180)
    Net Decrease in Accounts Receivable                                                           579            450
    Net Increase in Deferred Revenues                                                           2,245         17,521
    Gartner Group Equity Income, Net of Taxes                                                  (9,181)        (8,902)
    Gain from Sale of Subsidiary Stock                                                          (7,987)            0
    Minority Interest Expense                                                                   2,146            156
    Deferred Income Taxes                                                                       1,460        (13,012)
    Net Decrease in Accrued Income Taxes                                                       (9,210)        (1,144)
    Net Increase in Other Working Capital Items                                               (17,040)       (11,608)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                      35,969         58,537
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for Acquisitions of Businesses                                                        (2,938)             0
Proceeds from Sale of Investments                                                              23,165          7,004
Capital Expenditures                                                                          (12,691)       (14,778)
Additions to Computer Software                                                                (15,415)       (15,726)
Additions to Other Assets                                                                      (9,254)        (5,644)
Increase in Investments                                                                        (8,092)       (10,693)
Other                                                                                            (721)         2,454
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                         (25,946)       (37,383)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares                                                            0        (95,069)
Proceeds from Exercise of  Stock Options                                                       17,833          1,151
Payments of Dividends                                                                          (4,900)        (5,117)
Employee Stock Purchase Plan                                                                    2,733              0
Other                                                                                              (3)          (276)
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by / (Used in) Financing Activities                                          15,663        (99,311)
----------------------------------------------------------------------------------------------------------------------

Change of Gartner Group to Equity Basis                                                             0       (123,697)

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                      130         (7,244)
---------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                               25,816       (209,098)
Cash and Cash Equivalents, Beginning of Year                                                  318,435        428,520
-------------------------------------------------------------------------------------------------------- --------------

Cash and Cash Equivalents, End of Period                                                    $ 344,251      $ 219,422
=======================================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                   $      200     $      255
Cash paid during the period for income taxes                                               $   30,728     $   21,524
Non-Cash Investing Activities:
   Stock Issued in Connection with the ChinaMetrik Acquisition                             $    1,412     $        0

See accompanying notes to the condensed consolidated financial statements (unaudited).


COGNIZANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands

Note 1 - Interim Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Cognizant Corporation (the "Company") in the 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Certain prior-period amounts have been reclassified to conform with the 1998 presentation.

Note 2 - Investments

In the third quarter of 1997, the Company's voting interest in Gartner Group, Inc. ("Gartner") fell below 50% as a result of the exercise of Gartner employee stock options and employee stock purchases. Accordingly, effective January 1, 1997, the Company has deconsolidated Gartner and is accounting for its ownership
interest on the equity basis. Prior-period   amounts  have  been   reclassified
to  conform  with  the  1998 presentation.

The Company recognizes as income any gains or losses related to the sale or issuance of stock by a consolidated subsidiary or a company accounted for under the equity basis ("SAB 51 Gain"). In the first quarter of 1998, proceeds from the issuance of shares to Gartner employees, including associated tax benefits, increased Gartner's equity by $24,032 and reduced the Company's ownership interest by less than 2% to 47.2% at March 31, 1998. Accordingly, the Company recognized a pre-tax unrealized gain on Gartner stock of $7,987 corresponding to the net increase in the value of its underlying investment in Gartner. In addition, Gartner equity income for the first quarter includes the Company's share of an in-process R&D write-off at Gartner of $2,998.

Note 3 - Dispositions

During the first quarter of 1998, the Company recorded a $13,600 pre-tax net gain on the sale of its investments in Aspect Development, Inc., Pegasus Systems Inc., and certain other investments which were part of Cognizant Enterprises' portfolio. These sales generated cash proceeds of $23,165.

 Note 4 - Announcement of Spin

On January 15, 1998, the Company announced a plan to separate into two independent, publicly traded companies - IMS HEALTH and Nielsen Media Research. The transaction, which has been structured as a tax-free dividend of one share of IMS HEALTH common stock for each share of Cognizant Corporation common stock, is targeted for completion by June 30, 1998. Concurrent with the transaction, Cognizant Corporation will change its name to Nielsen Media Research. The separation would create IMS HEALTH as the premier global provider of information solutions to the pharmaceutical and healthcare industries, and establish an independent Nielsen Media Research, the leader in television audience measurement services.

COGNIZANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands, except per share data

Note 4 - Announcement of Spin (continued)

The transaction is subject to final approval by the Company's board of directors and obtaining a ruling from the Internal Revenues Service with respect to the tax-free treatment of the transaction. During the first quarter of 1998, $4,900 of one-time spin-related costs were incurred.

Note 5 - Acquisitions

On March 23, 1998 the Company announced that it had signed two definitive agreements to acquire Walsh International Inc. ("Walsh") and Pharmaceutical Marketing Services Inc. ("PMSI"), subject to regulatory and other approvals. These acquisitions are separate transactions and will be accounted for as purchases. The transactions have been independently authorized by the Cognizant, Walsh, and PMSI boards of directors, and are subject to approval by Walsh and PMSI shareholders. Under terms of the agreements, Walsh shareholders will receive .3041 shares of Cognizant common stock per Walsh share (or based on a Cognizant share price of $51.792, consideration of approximately $167,000), and PMSI shareholders will receive .2800 shares of Cognizant common stock per PMSI share (or based on a Cognizant share price of $51.792, consideration of $180,000). The number of shares of Cognizant Corporation common stock to be issued in connection with each of the acquisitions is subject to a collar adjustment based upon the price of Cognizant Corporation common stock during a period prior to the closing of the acquisitions. A one-time, non-cash charge to write-off in-process research and development is expected, in the range of $110,000 to $125,000 for both acquisitions combined. The Company expects to issue approximately 6,700,000 shares from treasury stock to consummate these transactions, assuming they occur prior to the spin.

Note 6 - Public Offering of a Subsidiary

During the first quarter, Cognizant Technology Solutions Corporation ("CTS"), a subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission for an initial public offering of 2,917,000 shares of its Class A Common Stock. The offering is expected to be between $11 and $13 per share. CTS will sell 2,500,000 shares and Cognizant will sell 417,000 shares in the contemplated offering. Application has been made for quotation of CTS's stock on the Nasdaq National Market under the symbol "CTSH". Upon completion of the offering, the Company is expected to hold approximately 67% of the outstanding stock of CTS and accordingly, will continue to consolidate CTS results within its financial statements. The transaction is expected to result in a significant one-time gain to the Company.

Note 7 - Investment Partnership

Three of the Company's subsidiaries participate in a limited partnership, one of which serves as general partner. During 1997, third party investors contributed $100,000 to the partnership, in exchange for limited partnership interests. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software.

COGNIZANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands

Note 7 - Investment Partnership (Continued)

For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnership are included in the Company's consolidated financial statements.

Note 8 - Litigation

The Company and its subsidiaries are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings and litigation, if decided adversely, could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

In addition, on July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company and IMS (the"IRI Action").

The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These latter claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that the defendants induced SRG to breach that agreement.

IRI's complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount.

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997 the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, defendants moved for an order dismissing the amended claims. On December 1, 1997, the court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint.

COGNIZANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands

Note 8 - Litigation (continued)

In connection with the IRI Action, D&B, ACNielsen Corporation ("ACNielsen") (the parent company of A.C. Nielsen Company) and the Company have entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they agree (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that the Company and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount.

 The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

Management of the Company is unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

Note 9 - Financial Instruments with Off-Balance-Sheet Risk

The Company uses foreign currency options and forward contracts to hedge a portion of its committed revenues. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged were the Japanese Yen, German Mark, Swiss Franc and Italian Lira. At February 28, 1998, the notional amount hedged was $122,000. Gains and costs on foreign currency options are included in deferred revenues and are deferred until such revenues are recognized.

In addition, foreign exchange forward contracts are entered into in the normal course of business to hedge against foreign exchange movements on certain assets and liabilities of subsidiaries that are denominated in currencies other than the subsidiary's functional currency. At February 28, 1998, IMS had approximately $46,000 in foreign exchange forward contracts outstanding with various expiration dates through November 1998.

COGNIZANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands

Note 10. Operations by Business Segment

In 1997, the Company adopted Statement of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Related Information". As required, the Company has restated prior period segment results in order to conform to the new statement.

The  Company,  operating  globally  in  approximately  80  countries,   delivers
information, software and related services principally through the strategic business segments referenced below.

IMS is the leading global provider of market information and decision-support services to the pharmaceutical and healthcare industries. Nielsen Media Research is the leading provider of television audience measurement services, both nationally and locally, in the United States and Canada.

Emerging Markets includes Erisco Inc., the premier supplier of software-based administrative and analytical solutions to the managed care industry; CTS, an outsourcer of software applications and development services specializing in Year 2000 conversion services; S.S.J. K.K., a marketer of financial application software products to the Japanese market; Cognizant Enterprises ("Enterprises"), the Company's venture capital unit, focused on investments in emerging healthcare businesses; and Pilot Software Inc., which was sold on July 31, 1997.

The accounting policies of these reportable segments are the same as those described for the consolidated entity. The Company evaluates the performance of its operating segments based on revenue and operating income.


Three Months Ended March 31, 1998
                                                                            Nielsen
                                                                             Media         Emerging
                                                              IMS          Research       Markets (1)        Total
                                                         --------------- -------------- ---------------- --------------

Operating Revenue                                              $223,401        $96,064          $17,567       $337,032
Segment Operating Income                                        $30,926        $25,749             $902        $57,577
General Corporate Expenses (2)                                                                               $(13,100)
Interest Income (3)                                              $2,060              -              $32        $2,092
Interest Expense (4)                                            $ (184)              -                -       $ (184)
Non-Operating Income - Net
   Gartner Equity Income                                                                                       $15,574
   Gain on Gartner Stock   (SAB 51 Gain)                                                                             $7,987
   Gains from Dispositions - Net                                                                $13,600        $13,600
   Other - Net                                                                                                  $(782)
                                                                                                         --------------
Income Before Provision for Income Taxes                                                                       $82,764
Provision for Income Taxes                                                                                    $(22,677)
                                                                                                         ==============
Net Income                                                                                                     $60,087
                                                                                                         ==============


See Notes to Operations by Business Segments

COGNIZANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands

Note 10. Operations by Business Segment (continued)
                                                                            Nielsen
Three Months Ended March 31, 1997                                            Media         Emerging
---------------------------------
                                                              IMS          Research       Markets (1)        Total
                                                         --------------- -------------- ---------------- --------------

Operating Revenue                                              $209,822        $86,271          $19,483       $315,576
Segment Operating Income                                        $37,316        $26,279         $(8,808)        $54,787
General Corporate Expenses                                                                                    $(6,900)
Interest Income (3)                                              $1,097              -              $61         $1,158
Interest Expense                                                 $(221)              -           $(229)         $(450)
Non-Operating Income - Net
   Gartner Equity Income                                                                                       $15,534
   Gains from Dispositions - Net                                                                 $5,436         $5,436
    Other - Net                                                                                                 $1,695
                                                                                                         --------------
Income Before Provision for Income Taxes                                                                       $71,260
Provision for Income Taxes                                                                                   $(18,355)
                                                                                                         ==============
Net Income                                                                                                     $52,905
                                                                                                         ==============

 Notes to Operations by Business Segments:
 (1) Intersegment sales of $3,734, and $2,385 in 1998, and 1997, respectively, consisting primarily of sales from CTS to IMS and Nielsen Media Research, have been excluded. These sales are accounted for on a time and materials basis and recognized as the service is performed.
(2) General Corporate Expenses in 1998 include $4,900 of one-time spin-related charges.
(3) Interest income excludes amounts recorded at corporate of $2,006 and $2,458 in 1998 and 1997, respectively.
(4) Interest expense excludes amounts recorded at corporate of $16 in 1998.


Note 11. Comprehensive Income

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Where applicable, earlier periods have been restated to conform to the standards set forth in SFAS No. 130. The Company's Comprehensive Income consists of net income, foreign currency translation adjustments and unrealized holding gains on securities (see Condensed Consolidated Statements of Comprehensive Income). Accumulated balances of Cumulative Translation Adjustments and Unrealized Gains/(Losses) on Investments, as of March 31, 1998 are as follows:


                                       Cumulative            Unrealized               Total Other
                                      Translation          Gains/(Losses)           Comprehensive
                                        Adjustment          on Investments                  Items

Balance December 31, 1997              $(76,771)                $32,650                 $(44,121)
Current Period Change                       903                  (7,639)(1)               (6,736)
==================================================================================================
Balance March 31, 1998                 $(75,868)                $25,011                 $(50,857)
==================================================================================================

(1) Current period change is principally due to the sale of Cognizant Enterprises' investments in Aspect Development, Inc. and Pegasus Systems Inc.

COGNIZANT CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollar  amounts in thousands, except per share data)

On January 15, 1998, the Company announced a plan to separate into two independent, publicly traded companies - IMS HEALTH and Nielsen Media Research. The transaction, which has been structured as a tax-free dividend of one share of IMS HEALTH common stock for each share of Cognizant Corporation common stock, is targeted for completion by June 30, 1998. Concurrent with the transaction, Cognizant Corporation will change its name to Nielsen Media Research. The separation would create IMS HEALTH as the premier global provider of information solutions to the pharmaceutical and healthcare industries, and establish an independent Nielsen Media Research, the leader in television audience measurement services. The transaction is subject to final approval by the Company's board of directors and obtaining a ruling from the Internal Revenue Service with respect to the tax-free treatment of the transaction.

On March 23, 1998 the Company announced that it had signed two definitive agreements to acquire Walsh International Inc. ("Walsh") and Pharmaceutical Marketing Services Inc. ("PMSI"), subject to regulatory and other approvals. These acquisitions are separate transactions and will be accounted for as purchases. The transactions have been independently authorized by the Cognizant, Walsh, and PMSI boards of directors, and are subject to approval by Walsh and PMSI shareholders. Under terms of the agreements, Walsh shareholders will receive .3041 shares of Cognizant common stock per Walsh share (or based on a Cognizant share price of $51.792, consideration of approximately $167,000), and PMSI shareholders will receive .2800 shares of Cognizant common stock per PMSI share (or based on a Cognizant share price of $51.792 consideration of $180,000). The number of shares of Cognizant Corporation common stock to be issued in connection with each of the acquisitions is subject to a collar adjustment based upon the price of Cognizant Corporation common stock during a period prior to the closing of the acquisitions. A one-time, non-cash charge to write-off in-process research and development is expected, in the range of $110,000 to $125,000 for both acquisitions combined. The company expects to issue approximately 6,700,000 shares from treasury stock to consummate these transactions, assuming they occur prior to the spin.

During the first quarter, Cognizant Technology Solutions Corporation ("CTS"), a subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission for an initial public offering of 2,917,000 shares of its Class A Common Stock. The offering is expected to be between $11 and $13 per share. CTS will sell 2,500,000 shares and Cognizant will sell 417,000 shares in the contemplated offering. Application has been made for quotation of CTS's stock on the Nasdaq National Market under the symbol "CTSH". Upon completion of the offering, the Company is expected to hold approximately 67% of the outstanding stock of CTS and accordingly, will continue to consolidate CTS results within its financial statements. The transaction is expected to result in a significant one-time gain to the Company.

COGNIZANT CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
       (Dollar amounts in thousands, except per share data)

In September 1997, the Company's voting interest in Gartner fell below 50% as a result of the exercise of Gartner employee stock options and employee stock purchases. Accordingly, effective January 1, 1997, the Company has deconsolidated Gartner (the "Gartner Deconsolidation") and is accounting for its ownership interest on the equity basis. Prior-period amounts have been reclassified to conform with the 1998 presentation.

Revenue for the first quarter increased by 6.8% to $337,032 from $315,576 for the first quarter of the prior year. Revenue growth for the quarter was held down by the absence of Pilot revenues since its divestiture and the impact of a stronger U.S. dollar. Adjusting for these items revenue for the first quarter of 1998 increased by 13.7%. This increase reflected double-digit constant dollar revenue growth at IMS and Nielsen Media Research, Inc. ("Nielsen Media Research"). The impact of a stronger U.S. dollar decreased reported revenue by approximately 4% in the first quarter, including the impact of gains related to the Company's hedging strategy.

Operating income for the first quarter decreased by 7.1% to $44,477 from $47,887 for the first quarter of the prior year. Operating income in the first quarter includes Year 2000 costs of $13,157, and one-time spin-related charges of $4,900. Adjusting for these items and the impact of a stronger U.S. dollar, operating income for the first quarter of 1998 increased by 36.5%. Operating income growth outpaced revenue growth primarily due to the absence of Pilot operating losses since its divestiture. The impact of a stronger U.S. dollar decreased reported operating income by approximately 5% in the first quarter, including the impact of gains related to the Company's hedging strategy.

Non-operating income-net for the first quarter was $38,287 compared with $23,373 for the first quarter of the prior year. This increase is primarily related to realizing higher gains in 1998 related to Enterprises' investments ($13,600) as compared with 1997 ($5,436), and recording a pre-tax unrealized gain on Gartner stock of $7,987 corresponding to the net increase in the value of the Company's investment in Gartner ("SAB 51 Gain"); partially offset by recording, within Gartner equity income, the Company's share of an in-process R&D write-off at Gartner of $2,998.

The Company's effective tax rate was 27.4% for the first quarter, compared with an effective tax rate of 25.8% in the comparable period of the prior year.

The Company's net income for the first quarter increased 13.6% to $60,087 from $52,905 in the first quarter of the prior year. Excluding the after-tax impact of Year 2000 costs, the one-time spin-related charges, the SAB 51 Gain, the Company's share of the in-process R&D write-off at Gartner, and gains associated with the sale of Cognizant Enterprises' investments, net income for the quarter increased 22.2%.

Basic earnings per share for the first quarter increased 19.4% to $.37 from $.31 for the first quarter of the prior year. Excluding the after-tax impact of the items in the preceding paragraph, basic earnings per share for the quarter increased 27.6%.

COGNIZANT CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
        (Dollar amounts in thousands, except per share data)

Results by Business Segment

As discussed in Note 10, in 1997, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which changes the way public companies report information about segments. As required, the Company has restated the prior period in order to conform to the 1998 presentation.

IMS is the leading global provider of market information and decision-support services to the pharmaceutical and healthcare industries. IMS revenue for the first quarter of 1998 increased 6.5% to $223,401 from $209,822 in the first quarter of the prior year. Adjusting for the impact of a stronger U.S. dollar, revenue for the first quarter 1998 increased by 12.6%. IMS revenue growth benefited from strong performance of its sales management products, geographic expansion and excellent growth of its electronic territory management product. IMS operating income for the first quarter of 1998 decreased 17.1% to $30,926 from $37,316 in the first quarter of the prior year. Operating income in the first quarter of 1998 includes $9,972 of costs related to Year 2000. Excluding these costs and the impact of a stronger U.S. dollar, operating income for the first quarter of 1998 increased 17.2%.

Nielsen Media Research is the leading provider of television audience measurement services, both nationally and locally, in the United States and Canada. Nielsen Media Research revenue for the first quarter 1998 increased 11.4% to $96,064 from $86,271 in the first quarter of the prior year. Nielsen Media Research achieved continuing growth from new metered markets, additional cable networks and its local Hispanic and Monitor Plus measurement services. Nielsen Media Research operating income for the first quarter 1998 decreased 2.0% to $25,749 from $26,279 in the first quarter of the prior year. Operating income in the first quarter of 1998 includes $3,185 of costs related to Year 2000. Excluding these costs, operating income for the first quarter of 1998 increased 10.1%.

Emerging Markets includes Erisco, the premier supplier of software-based administrative and analytical solutions to the managed care industry; CTS, an outsourcer of software applications and development services specializing in Year 2000 conversion services; Super Systems Japan, a marketer of financial application software products to the Japanese market; Enterprises, the Company's venture capital unit, focused on investments in emerging healthcare businesses; and Pilot Software, which was sold on July 31, 1997.

Emerging Markets revenue for the first quarter 1998 decreased 9.8% to $17,567 from $19,483 in the first quarter of the prior year. This decrease was primarily due to the absence of revenues from Pilot since its divestiture.
Excluding the effect of Pilot and the impact of a stronger U.S. dollar, revenue for the first quarter 1998 increased 50.9%, primarily due to strong growth at CTS and Erisco. Emerging Markets operating income for the first quarter 1998 increased to $902 from an operating loss of $8,808 in the first quarter of the prior year. This increase was primarily due to the absence of losses from Pilot since its divestiture.

COGNIZANT CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
       (Dollar amounts in thousands, except per share data)

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 1998 and 1997

Net cash provided by operating activities totaled $35,969 for the three months ended March 31, 1998 compared with $58,537 for the comparable period in 1997. The decrease of $22,568 principally reflects a lower increase in deferred revenues ($15,276), and a net increase in Other Working Capital items ($5,432).

Net cash used in investing activities totaled $25,946 for 1998 compared with $37,383 for the comparable period in 1997. The decrease in cash usage of $11,437 is principally due to higher proceeds from the sale of investments in 1998 as compared with 1997 ($16,161), partially offset by payments for acquisitions for businesses ($2,938).

Net cash provided by / (used in) financing activities totaled $15,663 for the three months ended March 31, 1998 compared with ($99,311) for the comparable period in 1997. The increase in cash provided by financing activities of $114,974 was primarily due to the purchase of treasury shares in 1997 ($95,069) and higher proceeds from the exercise of stock options in 1998 ($17,833), as compared with 1997 ($1,151).

Changes in Financial Position at March 31, 1998 Compared to December 31, 1997

Marketable Securities & Other Investments decreased to $100,707 at March 31, 1998, from $109,712 at December 31, 1997, primarily reflecting the sale of certain Enterprise investments.

Accrued Income Taxes decreased to $48,335 at March 31, 1998, from $57,549 at December 31, 1997, primarily reflecting tax payments during 1998, partially offset by the first quarter 1998 tax provision.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) On March 31, 1998 the Company issued 16,635 shares of Common Stock to the shareholders of ChinaMetrik, Inc. ("ChinaMetrik") (and deposited an additional 9,116 shares of Common Stock in an escrow account for future issuance to certain such shareholders upon the satisfaction of certain conditions) as consideration in the merger of ChinaMetrik with a subsidiary of the Company. Exemption from registration was claimed on the basis of Rule 501 under the Securities Act of 1933. Each stockholder of ChinaMetrik represented that he or she was an "accredited investor" under Rule 501 and met the other conditions of the Rule. Exemption was also claimed under Section 4(2) of the Securities Act on the basis that the issuance did not involve a public offering in that there were fewer than 5 shareholders of ChinaMetrik.


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:


        27  Financial Data Schedule
            (Filed Electronically)


(b)     Reports on Form 8-K:


        A report on Form 8-K was filed on January 15, 1998 to report under Item 5, Other Events, the issuance of a press release by the Company announcing that its Board of Directors had approved a plan, subject to regulatory and other approval, to separate into two publicly traded companies, IMS HEALTH Incorporated and Nielsen Media Research, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 COGNIZANT CORPORATION










Date: May 14, 1998            By:/S/ James C. Malone
                                 =============================================
                                 James C. Malone
                                 Senior Vice President - Finance & Controller