Form 10-Q
period 1998-06-30
NIELSEN MEDIA RESEARCH INC
filed 1998-08-13
CIK 1019876

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998
                               -------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________


                     Commission file number 001-12275
                                            ---------


                          NIELSEN MEDIA RESEARCH, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                             06-1450569
-          ------------------------        -----------------------------------
           (State of Incorporation)        (I.R.S. Employer Identification No.)


      299 PARK AVENUE NEW YORK, NEW YORK                     10171
   ----------------------------------------                ----------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code  (212) 708-7500
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        TITLE OF CLASS                                SHARES OUTSTANDING
   ------------------------                           ------------------
         Common Stock,                                 at July 31, 1998
   par value $.01 per share                               167,722,935

================================================================================

                          NIELSEN MEDIA RESEARCH, INC.

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                            PAGE(S)
                                                                         -------
Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
  Three Months Ended June 30, 1998 and 1997 .............................    3
  Six Months Ended June 30, 1998 and 1997 ...............................    4

Condensed Consolidated Statements of Financial Position (Unaudited)
  June 30, 1998 and December 31, 1997 ...................................    5

Condensed Consolidated Statements of Cash Flows (Unaudited)
  Six Months Ended June 30, 1998 and 1997 ...............................    6


Notes to Condensed Consolidated Financial Statements (Unaudited) ........   7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................  11-14

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders .............    15

Item 6. Exhibits and Reports on Form 8-K ................................    16

SIGNATURES ..............................................................    17

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

NIELSEN MEDIA RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)
                                                                           Three Months Ended
                                                                                June 30,
                                                                      ----------------------------
                                                                           1998           1997
                                                                      ------------   -------------
Operating Revenue .................................................   $     97,931   $     87,184
Operating Costs ...................................................         46,118         39,169
Selling and Administrative Expenses ...............................         21,009         18,068
Depreciation and Amortization .....................................          7,791          6,967
                                                                      ------------   ------------
Operating Income ..................................................         23,013         22,980
Gains from Dispositions ...........................................          2,415              0
                                                                      ------------   ------------
Non-Operating Income ..............................................          2,415              0
                                                                      ------------   ------------
Income Before Provision for Taxes .................................         25,428         22,980
Provision for Income Taxes ........................................         10,654          9,629
                                                                      ------------   ------------
Net Income ........................................................   $     14,774   $     13,351
                                                                      ============   ============
Earnings Per Share of Common Stock - Basic ........................   $       0.09   $       0.08
Earnings Per Share of Common Stock - Diluted ......................   $       0.08   $       0.08
                                                                      ============   ============
Average Number of Shares Outstanding - Basic ......................    163,612,000    165,526,000
                                                                      ============   ============
Dilutive Effect of Shares Issuable as of June 30, 1998 Under Stock
  Option Plans ....................................................      9,219,000      1,269,000
Adjustment of Shares to Reflect Options Exercised During the Period      4,528,000        965,000
                                                                      ============   ============
Average Number of Shares Outstanding - Diluted ....................    177,359,000    167,760,000
                                                                      ============   ============

              See accompanying notes to the condensed consolidated
                        financial statements (unaudited).


NIELSEN MEDIA RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

                                                                      Six Months Ended
                                                                          June 30,
                                                              ----------------------------
                                                                   1998            1997
                                                               -------------  ------------
Operating Revenue ..........................................   $    193,995   $    173,455
Operating Costs ............................................         93,312         78,422
Selling and Administrative Expenses ........................         41,440         36,543
Depreciation and Amortization ..............................         14,913         13,600
                                                               ------------   ------------
Operating Income ...........................................         44,330         44,890
Gains from Dispositions ....................................          5,600              0
                                                               ------------   ------------
Non-Operating Income .......................................          5,600              0
                                                               ------------   ------------
Income Before Provision for Taxes ..........................         49,930         44,890
Provision for Income Taxes .................................         20,921         18,809
                                                               ------------   ------------
Net Income .................................................   $     29,009   $     26,081
                                                               ============   ============
Earnings Per Share of Common Stock - Basic .................   $       0.18   $       0.16
Earnings Per Share of Common Stock - Diluted ...............   $       0.16   $       0.15
                                                               ============   ============
Average Number of Shares Outstanding - Basic ...............    163,029,000    167,556,000
                                                               ============   ============
Dilutive Effect of Shares Issuable as of June 30, 1998 Under
  Stock Option Plans .......................................      9,053,000        768,000
Adjustment of Shares to Reflect Options Exercised During the
  Period ...................................................      6,861,000        606,000
                                                               ============   ============
Average Number of Shares Outstanding - Diluted .............    178,943,000    168,930,000
                                                               ============   ============



                     See accompanying notes to the condensed
                 consolidated financial statements (unaudited).

NIELSEN MEDIA RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited) (Dollar amounts in thousands)

                                                       June 30,   December 31,
                                                         1998        1997
                                                      ---------   ----------
ASSETS

Current Assets
   Cash and Cash Equivalents ........................ $  17,715    $   5,993
   Marketable Securities ............................     2,830            0
   Accounts Receivable - Net ........................    58,061       51,986
   Other Current Assets .............................     6,698        4,551
                                                      ---------    ---------
      Total Current Assets ..........................    85,304       62,530
                                                      ---------    ---------
Property, Plant and Equipment - Net .................    62,439       55,050
Computer Software ...................................    48,757       43,093
Intangibles .........................................    15,058       10,649
Other Assets ........................................    19,997       21,112
                                                      ---------    ---------
Total Assets ........................................ $ 231,555    $ 192,434
                                                      =========    =========
LIABILITIES AND SHAREHOLDERS'/DIVISIONAL EQUITY

Current Liabilities
   Accounts Payable ................................. $  16,709    $  14,355
   Accrued and Other Current Liabilities ............    38,252       23,629
   Accrued Income Taxes .............................     4,696        5,475
   Deferred Revenues ................................       903        1,153
   Short-term Debt ..................................   225,000            0
                                                      ---------    ---------
      Total Current Liabilities .....................   285,560       44,612
                                                      ---------    ---------
Postretirement Benefits .............................     8,751       11,845
Deferred Income Taxes ...............................    38,978       34,394
Long-term Debt ......................................    75,000            0
                                                      ---------    ---------
Total Liabilities ...................................   408,289       90,851
                                                      ---------    ---------
Shareholders'/Divisional Equity
   Divisional Equity ................................         0      101,583
   Common Stock .....................................     1,711
   Capital Surplus ..................................         0
   Distribution in Excess of Net Book Value .........  (160,356)
   Treasury Stock ...................................   (20,756)
   Retained Earnings ................................         0
   Cumulative Translation Adjustment ................     1,023
   Unrealized Gains on Investments - Net ............     1,644
                                                      ---------    ---------
      Total Shareholders'/Divisional Equity .........  (176,734)     101,583
                                                      ---------    ---------
Total Liabilities and Shareholders'/
   Divisional Equity ................................ $ 231,555    $ 192,434
                                                      =========    =========

                     See accompanying notes to the condensed
                 consolidated financial statements (unaudited).


NIELSEN MEDIA RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                                   Six Months Ended
                                                                      June 30,
                                                               -----------------------
                                                                  1998         1997
                                                               ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .................................................   $  29,009    $  26,081
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization ..........................      14,913       13,600
    (Increase)/Decrease in Accounts Receivable .............      (6,075)         593
    Increase in Accounts Payable ...........................       2,354        2,779
    (Decrease)/Increase in Postretirement Benefits .........      (3,094)       1,240
    Increase/(Decrease) in Deferred Income Taxes ...........       4,584         (397)
    Decrease in Accrued Income Taxes .......................        (779)      (2,742)
    Decrease in Other Assets ...............................       1,866        2,994
    Decrease/(Increase) in Other Working Capital Items .....      12,240       (2,273)
--------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities ..................      55,018       41,875
--------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures .......................................     (15,839)     (13,846)
Additions to Computer Software .............................     (13,292)      (7,306)
Additions to Intangibles ...................................      (6,024)      (3,483)
Other ......................................................        (801)       1,996
--------------------------------------------------------------------------------------
Net Cash Used in Investing Activities ......................     (35,956)     (22,639)
--------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Third Party Limited Partnership Investment .................      25,000
Bank Borrowings ............................................     275,000
Transfers to Cognizant Corporation .........................    (307,326)     (15,363)
--------------------------------------------------------------------------------------
Net Cash Used in Financing Activities ......................      (7,326)     (15,363)
--------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents         (14)         (15)
--------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents ......................      11,722        3,858
Cash and Cash Equivalents, Beginning of Year ...............       5,993        5,557
--------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period ...................   $  17,715    $   9,415
======================================================================================

                    See accompanying notes to the condensed
                 consolidated financial statements (unaudited).

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
(UNAUDITED)
Dollar amounts in thousands

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     These interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Nielsen Media Research, Inc. (the "Company" or "Nielsen Media Research") in the Report on Form 8-K dated July 20, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Certain prior-period amounts have been reclassified to conform with the 1998 presentation.

NOTE 2. BASIS OF PRESENTATION

     Until June 30, 1998, Nielsen Media Research was operated as part of Cognizant Corporation ("Cognizant"), which also included the business of IMS Health Incorporated ("IMS HEALTH"). On June 30, 1998, Cognizant (which is now the Company) distributed to all holders of common stock the shares of IMS HEALTH (the "Distribution"). Because of the relative significance of the IMS HEALTH business to Cognizant, IMS HEALTH was treated as the "accounting successor" to Cognizant and the financial statements of Nielsen Media Research have been prepared on a standalone basis.

     The consolidated financial statements generally reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements include allocations of certain Cognizant corporate headquarters assets and liabilities and an allocation of Cognizant corporate and other expenses relating to Nielsen Media Research's business for the three and six months ended June 30, 1998 and 1997. Management believes that these allocations are reasonable. However, the financial information included herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company in the future or what they would have been if the Company had been a separate entity during the periods presented.

NOTE 3. RETROACTIVE RESTATEMENT OF DILUTED EARNINGS PER SHARE DATA

     In accordance with the methodology provided for in the Distribution, each unexercised Cognizant stock option held by a Nielsen Media Research employee was converted into 12.3275 Nielsen Media Research stock options. Diluted earnings per share data for the three and six-month periods ended June 30, 1998 and 1997 were adjusted to reflect the conversion of the unexercised Cognizant stock options held by Nielsen Media Research employees.

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) -
(UNAUDITED)
DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


NOTE 4. PROFORMA EARNINGS PER SHARE DATA

     On July 8, 1998, the Board of Directors of Nielsen Media Research approved a one- for three reverse stock split which is subject to approval by shareholders of record as of July 31,1998, at a special meeting to be held on August 26, 1998. If approved, shareholders at the close of business on that date will receive one new share of Nielsen Media Research common stock in exchange for three old shares. As a result of the reverse stock split, basic and diluted earnings per share reflected on a proforma basis would be as follows (after giving effect to the conversion of the unexercised Cognizant stock options to Nielsen Media Research stock options referred to above).


                                                Three Months             Six Months
                                               Ended June 30,          Ended June 30,
                                            ------------------      ---------------------
                                              1998       1997         1998         1997
                                            -------    -------      -------       -------
                                                 (Unaudited)            (Unaudited)
Proforma Basic Earnings Per Share .......   $  0.27    $  0.24      $  0.53        $0.47

Proforma Diluted Earnings Per Share ......  $  0.25    $  0.24      $  0.49        $0.46

NOTE 5.  ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDs

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires presentation of information on comprehensive income and its components in the financial statements. Comprehensive income includes net income and changes in foreign currency translation adjustments and unrealized holding gains on securities. Total comprehensive income and its components for the three and six months ended June 30, 1998 and 1997 are as follows:


                                                    Three Months                   Six Months
                                                   Ended June 30,                Ended June 30
                                              -----------------------       ----------------------
                                               1998             1997         1998           1997
                                              ------           ------       -------        -------
Net Income ................................   $14,774          $13,351      $29,009        $26,081
Foreign Currency Translation Adjustment ...       380              (39)         218            323
Unrealized Gains on Investments ...........     1,644             --          1,644            --
                                              -------          -------      -------        -------
Total Comprehensive Income ................   $16,798          $13,312      $30,871        $26,404
                                              =======          =======      =======        =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) -
(UNAUDITED)
DOLLAR AMOUNTS IN THOUSANDS

NOTE 5. ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS (CONTINUED)

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value . If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of an exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, or an unrecognized foreign-currency-denominated forecasted transaction. The Company will be required to implement SFAS 133 for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects that the adoption of this pronouncement will not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 6. DISPOSITIONS

     During the first quarter of 1998, the Company recorded a $3,185 pre-tax gain on the sale of an investment in Aspect Development, Inc. During the second quarter of 1998, the Company recorded a $2,415 pre-tax gain on the sale of shares in Cognizant Technology Solutions Corporation ("CTS"), a subsidiary of Cognizant, which had an initial public offering in June 1998.

NOTE 7. DEBT

     In connection with the Distribution, the Company borrowed $275,000 under an unsecured revolving credit facility ("Revolving Credit Facility") provided by a group of lenders led by The Chase Manhattan Bank. The Revolving Credit Facility consists of two tranches: a 364-Day $225,000 tranche (all of which was drawn) and a Three-Year $100,000 tranche ($50,000 of which was drawn). The outstanding commitments under the Three-Year tranche will mature on June 15, 2001. Interest under the Revolving Credit Facility is based upon the London Interbank Offered
(LIBO) Rate plus a spread. The weighted average interest rate on the Revolving Credit Facility was 6.4% on June 30, 1998. The Revolving Credit Facility contains certain restrictive covenants and requires the Company to maintain certain specified minimum ratios.

     The Company and one of its subsidiaries participate in a limited partnership, one of which serves as general partner. In June 1998, a third party investor contributed $25,000 to the partnership in exchange for a limited partner interest. The investment partnership has committed to make distributions to the third party limited partner of approximately 6.26% per annum. The third party limited partner has the ability to terminate the partnership at the end of December 2000, unless, at that time, one or more of the other partners elect to purchase the entire limited partner interest of the third party limited partner. The partnership licenses database assets and computer software.

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) -
(UNAUDITED)
DOLLAR AMOUNTS IN THOUSANDS

NOTE 8. LITIGATION

     On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants The Dun & Bradstreet Corporation ("D&B"), A. C. Nielsen Company and a predecessor of IMS HEALTH (the "IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount. In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the D&B spin-off (as defined below) in 1996, D&B, ACNielsen Corporation ("ACNielsen") (the parent of A. C. Nielsen Company) and Cognizant entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which ACNielsen agreed to be responsible for any potential liabilities which may ultimately be incurred by D&B or Cognizant as a result of such action, up to a maximum amount to be determined by an independent investment bank if and when any such liabilities are incurred. The determination of such maximum amount will be based on ACNielsen's ability to satisfy such liabilities and remain financially viable, subject to certain assumptions and limitations. However, Cognizant and D&B agreed that to the extent that ACNielsen is unable to satisfy any such liabilities in full and remain financially viable, Cognizant and D&B will each be responsible for 50% of the difference between the amount, if any, which may be payable as a result of such litigation and the maximum amount which ACNielsen is then able to pay as determined by such investment bank. Under the terms of the Distribution Agreement dated as of October 28, 1996, among Cognizant, D&B and ACNielsen ("the 1996 Distribution Agreement"), pursuant to which shares of Cognizant and ACNielsen were distributed to the stockholders of D&B (the "D&B spin-off"), as a condition to the recent Distribution, IMS HEALTH and the Company were required to undertake to be jointly and severally liable to D&B and ACNielsen for Cognizant's obligations under the 1996 Distribution Agreement. However, pursuant to the Distribution Agreement dated as of June 30, 1998, between Cognizant and IMS HEALTH, IMS HEALTH and the Company have agreed that, as between themselves, IMS HEALTH will assume 75%, and the Company will assume 25%, of any payments to be made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any legal fees and expenses related thereto incurred in 1999 or thereafter. IMS HEALTH has agreed to be fully responsible for any legal fees and expenses incurred during 1998. In certain circumstances, IMS HEALTH has agreed to permit the Company to defer the payment of a portion of its obligations for settlements in respect of the IRI Action. The Company's aggregate liability to IMS HEALTH for payments in respect of the IRI Action and certain other contingent liabilities shall not exceed $125,000. The Company's management is unable to predict at this time the final outcome of the IRI Action or whether the resolution of such matter could materially affect the Company's results of operations, cash flows or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenue for the second quarter increased by 12.3% to $97,931 from $87,184 for the second quarter of the prior year. National revenues increased due to demand for custom analyses and the addition of six cable networks subscribing to ratings services in 1997 and 1998. Local revenues also increased, reflecting the introduction of metered market measurement in three new markets in the last 12 months. Metered market service was initiated in Greensboro and Jacksonville in the second quarter of 1998, bringing to 40 the number of markets that employ meters.

Operating costs and selling and administrative expenses for the second quarter of 1998 increased by 17.3% to $67,127 from $57,237 for the second quarter of the prior year. Excluding Year 2000 compliance costs of $2,415, operating costs and selling and administrative expenses increased 13.1% reflecting increased investment in the business, including the establishment of two new metered markets.

Operating income of $23,013 for the second quarter of 1998 was essentially flat compared with $22,980 for the second quarter of the prior year. Operating income growth was held down by Year 2000 compliance costs of $2,415. Excluding Year 2000 compliance costs, operating income for the second quarter of 1998 increased by 10.7%.

Non-operating income for the second quarter of 1998 of $2,415 included gains from the disposition of investments.

The Company's effective tax rate was 41.9% for the second quarter of 1998 and 1997.

The Company's net income for the second quarter increased 10.7% to $14,774 from $13,351 in the second quarter of the prior year, reflecting the factors discussed above.

Basic earnings per share for the second quarter increased 12.5% to $0.09 from $0.08 for the second quarter of the prior year. Diluted earnings per share were $.08 in the second quarter of 1998 and 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenue for the first six months of 1998 increased by 11.8% to $193,995 from $173,455 for the first six months of the prior year. National revenues increased due to demand for custom analyses and the addition of six cable networks subscribing to ratings services in 1997 and 1998. Local revenues also increased, reflecting the introduction of metered market measurement in three new markets in the last 12 months, bringing to 40 the number of markets that employ meters.

Operating costs and selling and administrative expenses for the first six months of 1998 increased by 17.2% to $134,752 from $114,965 for the first six months of the prior year. Excluding Year 2000 compliance costs of $5,600, operating costs and selling and administrative expenses increased 12.3% reflecting increased investment in the business, including the establishment of two new metered markets.

NIELSEN MEDIA RESEARCH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Operating income for the first six months of 1998 decreased by 1.2% to $44,330 from $44,890 for the first six months of the prior year. Operating income growth was held down by Year 2000 compliance costs of $5,600. Excluding Year 2000 compliance expenses, operating income for the first six months of 1998 increased by 11.2%.

Nonoperating income for the first six months of 1998 of $5,600 included gains from the dispostion of investments.

The Company's effective tax rate was 41.9% for the first six months of 1998 and 1997.

The Company's net income for the first six months of 1998 increased 11.2% to $29,009 from $26,081 in the first six months of the prior year, reflecting the factors discussed above.

Basic earnings per share for the first six months of 1998 increased 12.5% to $0.18 from $0.16 for the first six months of the prior year. Diluted earnings per share for the first six months of 1998 increased 6.7% to $0.16 from $0.15 in the first six months of the prior year.

CHANGES IN FINANCIAL POSITION AT JUNE 30, 1998 COMPARED WITH DECEMBER 31, 1997

     Cash and cash equivalents increased to $17,715 at June 30,1998 from $5,993 at December 31, 1997 primarily due to cash retained by the Company at June 30, 1998 (the "Distribution Date") in order to fund certain liabilities assumed in connection with the Distribution and for general working capital purposes.

     Marketable Securities of $2,830 at June 30, 1998 represent the fair market value of securities distributed to the Company at the Distribution Date.

     Accounts Receivable - Net increased to $58,061 at June 30, 1998 from $51,986 at December 31, 1997 principally due to increased revenues.

     Other Current Assets increased to $6,698 at June 30, 1998 from $4,551 at December 31, 1997 primarily due to an increase in prepaid insurance.

     Property, Plant and Equipment - Net increased to $62,439 at June 30, 1998 from $55,050 at December 31, 1997 principally due to computer equipment purchases.

     Computer Software increased to $48,757 at June 30, 1998 from $43,093 at December 31, 1997 principally due to increased investment in a new local ratings reporting system and a new metering system.

     Intangibles increased to $15,058 at June 30, 1998 from $10,649 at December 31,1997 principally due to direct costs related to the installation of new metered markets.

NIELSEN MEDIA RESEARCH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS)

     Accrued and Other Current Liabilities increased to $38,252 at June 30, 1998 from $23,629 at December 31, 1997 primarily due to the liabilities assumed by the Company in connection with the Distribution.

     Short-Term/Long-Term Debt at June 30, 1998 represents $275,000 borrowings by Cognizant and the $25,000 third party investment in the limited partnership used to repay intercompany liabilities. Nielsen Media Research assumed these obligations at the Distribution Date

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Cash and cash equivalents totaled $17,715 and $9,415 at June 30, 1998 and 1997, respectively. The increase of $8,300 primarily represents cash that was retained by the Company at the Distribution Date in order to fund certain liabilities assumed in connection with the Distribution and for general working capital purposes.

     Net cash provided by operating activities was $55,018 and $41,875 for the six months ended June 30, 1998 and 1997, respectively. The increase of $13,143 represents a decrease in other working capital items ($14,513), which primarily reflects principally liabilities assumed in connection with the Distribution, offset, in part, by an increase in accounts receivable ($6,668).

     Net cash used in investing activities was $35,956 and $22,639 for the six months ended June 30, 1998 and 1997, respectively. The increase of $13,317 primarily reflects an increase in additions to computer software ($5,986), intangibles ($2,541) and property, plant and equipment ($1,993).

     Net cash used in financing activities was $7,326 and $15,363 for the six months ended June 30, 1998 and 1997, respectively. Excluding the $300,000 proceeds from the borrowings and third party limited partnership investment which were remitted to Cognizant, there was a net decrease in the transfers to Cognizant due to the cash retained by the Company at the Distribution Date in order to fund certain liabilities assumed by the Company in connection with the Distribution and for general working capital purposes.

NIELSEN MEDIA RESEARCH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS)

ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of an exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, or an unrecognized foreign-currency-denominated forecasted transaction. The Company will be required to implement SFAS 133 for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects that the adoption of this pronouncement will not have a material effect on the Company's financial position, results of operations or cash flows.

NIELSEN MEDIA RESEARCH, INC.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Cognizant Corporation ("Cognizant") was held on April 13, 1998.

The following nominees for director named in the Proxy Statement dated March 13, 1998 were elected at the Meeting by the votes indicated.

                                              For                    Withheld
                                         ------------              -----------

Clifford L. Alexander, Jr. ............   137,473,843               1,210,300

Robert E. Weissman ....................   137,481,817               1,202,326

William C. Van Faasen .................   137,558,538               1,125,605

The votes in favor of the election of the nominees represent at least 89.8% of the shares present at the meeting.

On June 30, 1998, Cognizant (which is now Nielsen Media Research, Inc.) distributed to all holders of common stock the shares of IMS Health Incorporated (the "Distribution"), (See Note 2 to the Notes to the Condensed Consolidated Financial Statements). In connection with the Distribution, six of the eight members of the Cognizant Board of Directors resigned (including Messrs. Alexander and Van Faasen) and five new members were appointed to the Nielsen Media Research, Inc. Board of Directors.

Approval of the appointment of Coopers & Lybrand L.L.P. as Independent Accountants was approved by the following vote:

                                    For              Against           Abstain
                               -----------          ---------          ---------

Number of Shares ...........   138,270,495           110,528           303,120

NIELSEN MEDIA RESEARCH, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     10 Material Contracts

          .1 Distribution Agreement between Cognizant Corporation and IMS Health Incorporated dated June 30, 1998

          .2 Tax Allocation Agreement between Cognizant Corporation and IMS Health Incorporated dated June 30, 1998

          .3 Employee Benefits Agreement between Cognizant Corporation and IMS Health Incorporated dated June 30, 1998

          .4 Amended and Restated Transition Services Agreement between The Dun & Bradstreet Corporation, The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. dated June 30, 1998

          .5   Undertaking of IMS Health Incorporated dated June 29, 1998


     27  Financial Data Schedule
           (Filed Electronically)


(b)  Reports on Form 8-K:

     A report on Form 8-K was filed on June 30, 1998 to report under Item 5, Other Events, information regarding the distribution of IMS HEALTH shares and to report under Item 7, Financial Statements certain Proforma Financial Statement Information and Exhibits.

NIELSEN MEDIA RESEARCH, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NIELSEN MEDIA RESEARCH, INC.







Date: August 13, 1998              By: /s/
                                      -----------------------------------------
                                      Thomas W. Young
                                      Executive Vice President & Chief
                                      Financial Officer



                                       /s/
                                      ------------------------------------------
                                      Stuart J. Goldshein
                                      Vice President and Controller