Form 10-Q
period 1998-09-30
NIELSEN MEDIA RESEARCH INC
filed 1998-11-13
CIK 1019876

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

For the quarterly period ended September 30, 1998

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________


                     Commission file number 001-12275


                          NIELSEN MEDIA RESEARCH, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                             06-1450569
-          ------------------------        -----------------------------------
           (State of Incorporation)        (I.R.S. Employer Identification No.)


      299 PARK AVENUE NEW YORK, NEW YORK                     10171
   ----------------------------------------                ----------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code  (212) 708-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        TITLE OF CLASS                                SHARES OUTSTANDING
   ------------------------                           ------------------
         Common Stock,                               at September 30, 1998
   par value $.01 per share                               55,924,966

================================================================================

                          NIELSEN MEDIA RESEARCH, INC.

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                            PAGE(S)
                                                                         -------
Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
  Three Months Ended September 30, 1998 and 1997 ........................    3
  Nine Months Ended September 30, 1998 and 1997 .........................    4

Condensed Consolidated Statements of Financial Position (Unaudited)
  September 30, 1998 and December 31, 1997 ..............................    5

Condensed Consolidated Statements of Cash Flows (Unaudited)
  Nine Months Ended September 30, 1998 and 1997 .........................    6


Notes to Condensed Consolidated Financial Statements (Unaudited) ........   7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................  11-16

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders .............    17

Item 6. Exhibits and Reports on Form 8-K ................................    17

SIGNATURES ..............................................................    18

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

NIELSEN MEDIA RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                       -------------------------------
                                                                           1998                1997
                                                                       -----------         -----------
Operating Revenue                                                      $    99,394         $    89,911

Operating Costs                                                             46,669              40,185

Selling and Administrative Expenses                                         18,745              17,990

Depreciation and Amortization                                                7,979               7,469
                                                                       -----------         -----------
Operating Income                                                            26,001              24,267

Gains from Dispositions                                                      1,170                   0
Interest (Expense)/Income-Net                                               (4,353)                  0
                                                                       -----------         -----------
Non-Operating Expense                                                       (3,183)                  0
                                                                       -----------         -----------

Income Before Provision for Taxes                                           22,818              24,267

Provision for Income Taxes                                                  (9,560)            (10,168)
                                                                       -----------         -----------
Net Income                                                             $    13,258         $    14,099
                                                                       ===========         ===========

Earnings Per Share of Common Stock - Basic                             $      0.24         $      0.26
Earnings Per Share of Common Stock - Diluted                           $      0.23         $      0.25

Average Number of Shares Outstanding - Basic                            55,859,000          54,382,000

  Dilutive Effect of Shares Issuable as of September 30, 1998
    Under Stock Option Plans                                             2,110,000             802,000

  Adjustment of Shares to Reflect Options Exercised During the
    Period                                                                  37,000             602,000
                                                                       -----------         -----------
Average Number of Shares Outstanding - Diluted                          58,006,000          55,786,000
                                                                       ===========         ===========

See accompanying notes to the condensed consolidated financial statement (unaudited).

NIELSEN MEDIA RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                    ----------------------------
                                                                       1998              1997
                                                                    -----------      -----------
Operating Revenue                                                   $   293,389      $   263,366

Operating Costs                                                         139,981          118,607

Selling and Administrative Expenses                                      60,185           54,533

Depreciation and  Amortization                                           22,892           21,069
                                                                    -----------      -----------
Operating Income                                                         70,331           69,157

Gains from Dispositions                                                   6,770                0
Interest (Expense)/Income-Net                                            (4,353)               0
                                                                    -----------      -----------
Non-Operating Income                                                      2,417                0
                                                                    -----------      -----------

Income Before Provision for Taxes                                        72,748           69,157

Provision for Income Taxes                                              (30,481)         (28,977)
                                                                    -----------      -----------
Net Income                                                          $    42,267      $    40,180
                                                                    ===========      ===========

Earnings Per Share of Common Stock - Basic                          $      0.77      $      0.73
Earnings Per Share of Common Stock - Diluted                        $      0.72      $      0.71

Average Number of Shares Outstanding - Basic                         54,848,000       55,364,000

  Dilutive Effect of Shares Issuable as of September 30, 1998
    Under Stock Option Plans                                          2,677,000          802,000
  Adjustment of Shares to Reflect Options Exercised During the
    Period                                                            1,575,000          602,000
                                                                    -----------      -----------
Average Number of Shares Outstanding - Diluted                       59,100,000       56,768,000
                                                                    ===========      ===========

See accompanying notes to the condensed consolidated financial statements (unaudited).

NIELSEN MEDIA RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)

                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                    1998                1997
                                                               --------------        ------------
ASSETS

Current Assets
   Cash and Cash Equivalents                                      $  11,002           $   5,993
   Marketable Securities                                              1,168                   0
   Accounts Receivable-Net                                           50,016              51,986
   Other Current Assets                                               6,416               4,551
                                                                  ---------           ---------
      Total Current Assets                                           68,602              62,530
                                                                  ---------           ---------
Property, Plant and Equipment-Net                                    64,495              55,050
Computer Software                                                    51,261              43,093
Intangibles                                                          13,148              10,649
Other Assets                                                         31,655              21,112
                                                                  ---------           ---------
Total Assets                                                      $ 229,161           $ 192,434
                                                                  =========           =========

LIABILITIES AND SHAREHOLDERS'  DIVISIONAL  EQUITY

Current Liabilities
   Accounts Payable                                               $   8,824           $  14,355
   Accrued and Other Current Liabilities                             56,977              23,629
   Accrued Income Taxes                                               4,776               5,475
   Deferred Revenues                                                  1,475               1,153
   Short-term Debt                                                  225,000                   0
                                                                  ---------           ---------
      Total Current Liabilities                                     297,052              44,612
                                                                  ---------           ---------
Postretirement Benefits                                               8,976              11,845
Deferred Income Taxes                                                43,068              34,394
Long-term Debt                                                       44,000                   0
                                                                  ---------           ---------
Total Liabilities                                                   393,096              90,851
                                                                  ---------           ---------

Shareholders' / Divisional Equity
   Divisional Equity                                                                    101,583
   Common Stock                                                         559
   Capital Surplus                                                      852
   Distribution in Excess of Net Book Value                        (160,356)
   Treasury Stock                                                   (19,917)
   Retained Earnings                                                 13,258
   Cumulative Translation Adjustment                                    990
   Unrealized Gains on Investments - Net                                679
                                                                  ---------           ---------
      Total Shareholders' /  Divisional Equity                     (163,935)            101,583
                                                                  ---------           ---------
Total Liabilities and Shareholders' / Divisional Equity           $ 229,161           $ 192,434
                                                                  =========           =========

See accompanying notes to the condensed consolidated financial statements (unaudited).

NIELSEN MEDIA RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              ----------------------
                                                                                1998           1997
                                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                    $ 42,267      $ 40,180
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                               22,892        21,069
    Decrease / (Increase) in Accounts Receivable                                 2,264          (747)
    (Decrease) / Increase in Accounts Payable                                   (5,531)        5,103
    (Decrease) / Increase  in Postretirement Benefits                           (2,869)        2,318
    Increase / (Decrease) in Deferred Income Taxes                               8,266          (596)
    Decrease in Accrued Income Taxes                                              (699)       (3,361)
    (Increase) / Decrease  in Other Assets                                     (10,086)        4,323
    Increase / (Decrease) in Accrued Liabilities                                33,348           (48)
    Increase  in Other Working Capital Items                                    (2,738)       (1,693)
----------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                       87,114        66,548
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                           (22,054)      (18,593)
Additions to Computer Software                                                 (16,485)      (11,463)
Additions to Intangibles                                                        (9,366)       (4,980)
Other                                                                            4,152         2,684
----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                          (43,753)      (32,352)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Third Party Limited Partnership Investment                                      25,000             0
Bank Borrowings                                                                275,000             0
Repayment of Bank Borrowings                                                   (31,000)            0
Transfers to Cognizant Corporation                                            (307,326)      (33,270)
----------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                          (38,326)      (33,270)
----------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                       (26)          (13)
----------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                            5,009           913
Cash and Cash Equivalents, Beginning of Year                                     5,993         5,557
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                      $ 11,002      $  6,470
====================================================================================================

See accompanying notes to the condensed consolidated financial statements (unaudited).

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

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

     The consolidated financial statements generally reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements exclude pro-forma interest income and expense for the six months ended June 30, 1998, and for the three and nine months ended September 30, 1997 and include allocations of certain Cognizant corporate headquarters assets and liabilities. These financial statements also include an allocation of Cognizant corporate and other expenses relating to Nielsen Media Research's business for the six months ended June 30, 1998 and for the three and nine months ended September 30, 1997. Management believes that these allocations are reasonable. However, the financial information included herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company in the future or what they would have been if the Company had been a separate entity during the periods presented.

NOTE 3. EARNINGS PER SHARE DATA

     On July 8, 1998, the Board of Directors of Nielsen Media Research authorized a one-for-three reverse stock split which was approved at a special shareholders' meeting held on August 26, 1998. Shareholders at the close of business on that date have the right to receive one new share of Nielsen Media Research common stock in exchange for three old shares.

     Basic and diluted earnings per share data for the three and nine-month periods ended September 30, 1998 and 1997 were adjusted to reflect the reverse stock split. Additionally, diluted earnings per share data have been adjusted to reflect the conversion of unexercised Cognizant stock options held by Nielsen Media Research employees in accordance with the methodology provided for in the Distribution.

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

NOTE 4. ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires presentation of information on comprehensive income and its components in the financial statements. Comprehensive income includes net income and changes in foreign currency translation adjustments and unrealized holding gains on securities. Total comprehensive income and its components for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                            Three Months                  Nine Months
                                         Ended September 30,          Ended September 30,
                                       ----------------------        ---------------------
                                        1998            1997           1998          1997
                                       -------        -------        -------       -------
Net Income                             $13,258        $14,099        $42,267       $40,180
Foreign Currency Translation
 Adjustment                                (33)             7            185           331
Unrealized Gains on Investments           (965)          --              679          --
                                       -------        -------        -------       -------
Total  Comprehensive Income            $12,260        $14,106        $43,131       $40,511
                                       -------        -------        -------       -------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of an exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, or an unrecognized foreign-currency-denominated forecasted transaction. The Company will be required to implement SFAS 133 for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects that the adoption of this pronouncement will not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 5. DISPOSITIONS

     During the third quarter of 1998, the Company realized a pre-tax gain of $1,170 from the sale of shares of APAC TeleServices, Inc., which it received from Cognizant in connection with the Distribution.

     During the first six months of 1998, the Company recorded an aggregate pre-tax gain of $5,600 on the sale of an investment in Aspect Development, Inc. and the sale of shares in Cognizant Technology Solutions Corporation ("CTS"), a subsidiary of Cognizant, which had an initial public offering in June 1998.

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

NOTE 6. DEBT

     In connection with the Distribution, the Company borrowed $275,000 under an unsecured revolving credit facility ("Revolving Credit Facility") provided by a group of lenders led by The Chase Manhattan Bank. The Revolving Credit Facility consists of two tranches: a 364-Day $225,000 tranche and a Three-Year $100,000 tranche. As of September 30, 1998, $225,000 of the 364-Day tranche and $19,000 of the Three-Year tranche were outstanding. The outstanding commitments under the Three-Year tranche will mature on June 15, 2001. Interest under the Revolving Credit Facility is based upon the London Interbank Offered (LIBO) Rate plus a spread. The weighted average interest rate on the Revolving Credit Facility was 5.96% on September 30, 1998. The Revolving Credit Facility contains certain restrictive covenants and requires the Company to maintain certain specified minimum ratios.

     In July 1997, the Company entered into an agreement to hedge against an increase in interest rates in anticipation of the issuance of long-term debt securities in the first half of 1999 to replace a significant portion of the 364-Day tranche under the Revolving Credit Facility referred to above. The hedge agreement has a notional amount of $125,000 and will be settled when the long-term debt securities are issued. If the settlement rate, based on the yield on ten-year U.S. Treasury notes is greater than the agreed-upon initial rate, the Company will receive a cash payment. If the difference is less, the Company will make a cash payment. The amount paid or received will be recognized as an adjustment to interest expense over the life of the to-be-issued debt securities. As of September 30, 1998, the Company has deferred an unrealized loss of $11,700. As of November 10, 1998, the unrealized loss was approximately $6,100.

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

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

NOTE 7. LITIGATION

    On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants The Dun & Bradstreet Corporation ("D&B"), A. C. Nielsen Company and a predecessor of IMS HEALTH (the "IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount. In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the D&B spin-off (as defined below) in 1996, D&B, ACNielsen Corporation ("ACNielsen") (the parent of A. C. Nielsen Company) and Cognizant entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which ACNielsen agreed to be responsible for any potential liabilities which may ultimately be incurred by D&B or Cognizant as a result of such action, up to a maximum amount to be determined by an independent investment bank if and when any such liabilities are incurred. The determination of such maximum amount will be based on ACNielsen's ability to satisfy such liabilities and remain financially viable, subject to certain assumptions and limitations. However, Cognizant and D&B agreed that to the extent that ACNielsen is unable to satisfy any such liabilities in full and remain financially viable, Cognizant and D&B will each be responsible for 50% of the difference between the amount, if any, which may be payable as a result of such litigation and the maximum amount which ACNielsen is then able to pay as determined by such investment bank. Under the terms of the Distribution Agreement dated as of October 28, 1996, among Cognizant, D&B and ACNielsen ("the 1996 Distribution Agreement"), pursuant to which shares of Cognizant and ACNielsen were distributed to the stockholders of D&B (the "D&B spin-off"), as a condition to the recent Distribution, IMS HEALTH and the Company were required to undertake to be jointly and severally liable to D&B and ACNielsen for Cognizant's obligations under the 1996 Distribution Agreement. However, pursuant to the Distribution Agreement dated as of June 30, 1998, between Cognizant and IMS HEALTH, IMS HEALTH and the Company have agreed that, as between themselves, IMS HEALTH will assume 75%, and the Company will assume 25%, of any payments to be made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any legal fees and expenses related thereto incurred in 1999 or thereafter. IMS HEALTH has agreed to be fully responsible for any legal fees and expenses incurred during 1998. In certain circumstances, IMS HEALTH has agreed to permit the Company to defer the payment of a portion of its obligations for settlements in respect of the IRI Action. The agreement provides that the Company's aggregate liability to IMS HEALTH for payments in respect of the IRI Action and certain other contingent liabilities shall not exceed $125,000. The Company's management is unable to predict at this time the final outcome of the IRI Action and such other contingent liabilities or whether the resolution of such matters could materially affect the Company's results of operations, cash flows or financial position.

NIELSEN MEDIA RESEARCH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenue for the third quarter increased by 10.5% to $99,394 from $89,911 for the third quarter of the prior year. National revenues increased due to the addition of two new cable networks in 1998, increased sales of special analysis and derivative products, the launch of the new Pax-TV network in September, and the growth of the WB network. Local revenues benefited from the introduction of electronic measurement in Greensboro and Jacksonville in the first half of 1998, and new station clients, including Pax-TV affiliates.

Operating costs and selling and administrative expenses for the third quarter of 1998 increased by 12.4% to $65,414 from $58,175 for the third quarter of the prior year. Excluding Year 2000 compliance costs of $1,800, operating costs and selling and administrative expenses increased 9.3% reflecting increased investment in the business, including the establishment of two new metered markets.

Operating income increased by 7.1% to $26,001 for the third quarter of 1998 compared with $24,267 for the third quarter of the prior year. Operating income growth was held down by Year 2000 compliance costs of $1,800. Excluding Year 2000 compliance costs, operating income for the third quarter of 1998 increased by 14.6%.

Interest expense of $4,353 was incurred during the third quarter of 1998 in conjunction with funds borrowed in connection with the Distribution.

Non-operating expense for the third quarter of 1998 included a gain of $1,170 from the disposition of investments.

The Company's effective tax rate was 41.9% for the third quarter of 1998 and 1997.

The Company's net income for the third quarter declined by 6.0% to $13,258 from $14,099 in the third quarter of the prior year, reflecting the factors discussed above

Basic earnings per share for the third quarter declined 7.7% to $0.24 from $0.26 for the third quarter of the prior year. Diluted earnings per share for the third quarter decreased 8% to $0.23 from $0.25 for the third quarter of 1997.

NIELSEN MEDIA RESEARCH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenue for the first nine months of 1998 increased by 11.4% to $293,389 from $263,366 for the first nine months of the prior year. National revenues increased due to the addition of two new cable networks in 1998, increased sales of special analysis and derivative products, and the growth of the WB network. Local revenues benefited from the introduction of electronic measurement in Greensboro and Jacksonville in the first half of 1998, and new station clients.

Operating costs and selling and administrative expenses for the first nine months of 1998 increased by 15.6% to $200,166 from $173,140 for the first nine months of the prior year. Excluding Year 2000 compliance costs of $7,400, operating costs and selling and administrative expenses increased 11.3% reflecting increased investment in the business, including the establishment of two new metered markets

Operating income for the first nine months of 1998 increased by 1.7% to $70,331 from $69,157 for the first nine months of the prior year. Operating income growth was held down by Year 2000 compliance costs of $7,400. Excluding Year 2000 compliance expenses, operating income for the first nine months of 1998 increased by 12.4%.

Interest expense of $4,353 was incurred during the third quarter of 1998 in conjunction with funds borrowed in connection with the Distribution.

Non-operating income for the first nine months of 1998 included gains from the disposition of investments of $6,770.

The Company's effective tax rate was 41.9% for the first nine months of 1998 and 1997.

The Company's net income for the first nine months of 1998 increased 5.2% to $42,267 from $40,180 in the first nine months of the prior year, reflecting the factors discussed above.

Basic earnings per share for the first nine months of 1998 increased 5.5% to $0.77 from $0.73 for the first nine months of the prior year. Diluted earnings per share for the first nine months of 1998 increased 1.4% to $0.72 from $0.71 in the first nine months of the prior year.

CHANGES IN FINANCIAL POSITION AT SEPTEMBER 30, 1998 COMPARED WITH
DECEMBER 31, 1997

     Marketable Securities of $1,168 at September 30, 1998 represent the fair market value of certain securities distributed to the Company in connection with the Distribution.

     Other Current Assets increased to $6,416 at September 30, 1998 from $4,551 at December 31, 1997 primarily due to an increase in prepaid insurance.

NIELSEN MEDIA RESEARCH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS)

     Property, Plant and Equipment-Net increased to $64,495 at September 30, 1998 from $55,050 at December 31, 1997 principally due to computer equipment purchases.

     Computer Software increased to $51,261 at September 30, 1998 from $43,093 at December 31, 1997 principally due to increased investment in a new local ratings reporting system and a new metering system.

     Intangibles increased to $13,148 at September 30, 1998 from $10,649 at December 31, 1997 principally due to direct costs related to the installation of new metered markets.

     Other Assets increased to $31,655 at September 30, 1998 from $21,112 at December 31, 1997 principally due to a deferred unrealized hedge loss as of September 30, 1998.

     Accounts Payable and Accrued and Other Current Liabilities increased to $65,801 at September 30, 1998 from $37,984 at December 31, 1997 primarily due to the liabilities assumed by the Company in connection with the Distribution, and the liability related to a deferred unrealized hedge loss.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Cash and cash equivalents totaled $11,002 and $6,470 at September 30, 1998 and 1997, respectively.

     Net cash provided by operating activities was $87,114 and $66,548 for the nine months ended September 30, 1998 and 1997, respectively. The increase of $20,566 primarily reflects liabilities assumed in connection with the Distribution.

     Net cash used in investing activities was $43,753 and $32,352 for the nine months ended September 30, 1998 and 1997, respectively. The increase of $11,401 primarily reflects an increase in additions to computer software ($5,022), intangibles ($4,386) and property, plant and equipment ($3,461).

     Net cash used in financing activities was $38,326 and $33,270 for the nine months ended September 30, 1998 and 1997, respectively. The increase of $5,056 was due primarily to repayment of bank borrowings ($31,000), offset by a decrease ($25,944) in the transfer to Cognizant (exclusive of the $300,000 proceeds from the borrowings and third party limited partnership investment which were remitted to Cognizant).

NIELSEN MEDIA RESEARCH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS)

IMPACT OF THE YEAR 2000 ISSUE

Many existing computer systems, software applications and embedded computer chips use two digits, rather than four, to record years, e.g., "98" instead of "1998." Unless modified, such systems will not properly record or interpret years after 1999, which could result in system failures or miscalculations causing disruption of business operations, including, among other things, an inability to process transactions, deliver reports, send invoices, or engage in similar normal business activities. This is known as the Year 2000 Issue.

The Company began to address the Year 2000 Issue in 1996. The Company determined that most of its significant information technology ("IT") systems, as well as production operations applications that interface with its core IT systems, could be affected and that significant portions of software needed to be modified or replaced so that those systems and applications would properly utilize dates beyond December 31, 1999. Affected systems and processes include software applications and computer software and hardware that sample, collect, process, report, and deliver television ratings and audience estimates to the television marketplace in the United States and Canada.

The Company's project to resolve the Year 2000 Issue involves four phases: assessment, remediation, testing and implementation. Once each software application, computer system, or process has completed all four phases, it is returned to a production environment. After completing a series of implementations, the Company's project calls for enterprise-wide system testing of its business-critical systems and processes to validate that key applications and systems will function in concert in a Year 2000 test environment producing the same results as today.

To date, the Company has devoted substantially all of its Year 2000 efforts to modifying and testing its business-critical processes and computer systems to be Year 2000 ready by the first quarter of 1999. As of September 30, 1998, for its IT exposures, the Company has completed 100% of its assessments, and is nearly 65% complete in the implementation phase. The target to complete the remaining business-critical IT software is the end of March 1999. By the end of third quarter 1998, the Company completed the first of four planned enterprise system tests, which confirmed that work done to date has been accurate and effective. All four enterprise system tests are scheduled to be completed by July 1999.

Remediation, testing and implementation of applications supported and used by production operations departments that interface with the IT systems is progressing with substantial completion scheduled for March 1999.

NIELSEN MEDIA RESEARCH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS)

IMPACT OF THE YEAR 2000 ISSUE (CONTINUED)

Third parties, including data providers, users of the Company's data, and a small number of application vendors, have been queried about their Year 2000 readiness. To date, the Company is not aware of any anticipated Year 2000-related failures. Failures by data providers to be Year 2000 ready could disrupt the flow of data used in the Company's products. Failures by users could hinder their ability to make use of the Company's products. Failures by application vendors could impact certain product delivery schedules until corrected. While the Company believes most companies it deals with are addressing the issue, it is unable to determine the effect, if any, such failures might have on the Company's business or future results of operations.

The Company also relies on local and long-distance telecommunications companies throughout the United States and Canada to transmit viewing data from its television meters to its computer systems for processing. Given the large number of telephone companies serving the households where the Company's meters are installed, the Company may not be able to assess the extent to which telecommunications failures will occur. Scattered or short-lived telecommunications outages will be unlikely to materially impair the Company's ability to deliver television ratings. A serious telecommunications failure, however, could significantly interrupt the Company's delivery of ratings data to its metered ratings customers, and, if the failure were lengthy, data could be lost.

The assessment of embedded computer chips relating to building facilities, mailing, and print shop equipment is underway. The Company expects to complete the resolution of any issues by July 1999.

The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the processes, software, and operating equipment for Year 2000 modifications. This project is estimated to cost $23,400 and is being funded through operating cash flows. Through September 30, 1998, the Company has incurred approximately $13,700 ($10,100 expensed and $3,600 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $2,700 is attributable to the completion of the capitalized projects with the remaining $7,000 related to the process, hardware, and software fixes, which will be expensed as incurred. The operating income impact of the Year 2000 project in 1997 was $2,700, and $7,400 for the first nine months of 1998. Based on current information, the operating income impact of the Year 2000 project for the full year 1998 is expected to be approximately $9,400 and for 1999 is expected to be approximately $5,000.

Because of its focus in ensuring that remediation projects are on schedule, the Company has not yet fully developed contingency plans to address alternative solutions in the event the Company or its suppliers fail to make any critical systems Year 2000 ready. The Company expects to begin the development of contingency plans no later than the beginning of calendar 1999, with completion expected by July 1999.

NIELSEN MEDIA RESEARCH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS)

IMPACT OF THE YEAR 2000 ISSUE (CONTINUED)

The Company believes that with modifications and replacement of existing software, the Year 2000 impact on systems and computer code controlled and maintained by the Company can be mitigated. However, if such modifications and replacements are not made, are not completed in a timely manner, or if third party providers fail to provide timely, accurate and uninterrupted goods and services, the Year 2000 Issue could materially and adversely affect the Company's results of operations, liquidity and financial condition.

FORWARD LOOKING STATEMENTS

Certain statements under the caption "Impact of the Year 2000 Issue" are forward-looking. These may be identified by the use of forward-looking words or phrases, such as "believe," "expect," "should," "could," "estimated," "target," "efforts" and "scheduled," among others. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's assessment of the Year 2000 Issue to differ materially from its actual impact. These risks and uncertainties include the complexity involved in ascertaining all situations in which the Year 2000 Issue may arise; the availability and cost of personnel trained in this area of expertise; the receipt and the reliability of responses from users, suppliers and others to whom compliance inquiries are being made; the success of users and suppliers in addressing the Year 2000 Issue; and the possibility of unforeseen events that could delay timely implementation of the Company's Year 2000 project

ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

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

NIELSEN MEDIA RESEARCH, INC.

PART II.  OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of Nielsen Media Research, Inc was held on August 26, 1998. for the purpose of considering a proposal to effect a one-for-three reverse stock split.

Approval of the one-for-three reverse stock split was approved by the following vote:

                                    For             Against           Abstain
                                -----------        ----------        ---------
    Number of Shares            116,609,901        22,321,318        1,179,128

The votes in favor of the proposal represented at least 83.2% of the shares present at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    4.3 364-Day Credit Agreement dated June 15, 1998 among Cognizant Corporation (renamed Nielsen Media Research, Inc.) the Lenders parties thereto and The Chase Manhattan Bank

    4.4 Three-Year Credit Agreement dated June 15, 1998 among Cognizant Corporation (renamed Nielsen Media Research, Inc.) the Lenders parties thereto and The Chase Manhattan Bank

    27  Financial Data Schedule
        (Filed Electronically)

(b) Reports on Form 8-K:

    A report on Form 8-K was filed on July 20, 1998 to report under Item 5, Other Events, information regarding the distribution of IMS HEALTH shares and to report under Item 7, Financial Statements certain Proforma Financial Statement Information and Exhibits.

NIELSEN MEDIA RESEARCH, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NIELSEN MEDIA RESEARCH, INC.







Date: November 12, 1998
                                      By:
                                          Thomas W. Young
                                          Executive Vice President &
                                          Chief Financial Officer

                                          /s/ THOMAS W. YOUNG
                                          ---------------------------



                                         Stuart J. Goldshein
                                         Vice President and Controller

                                         /s/ STUART J. GOLDSHEIN
                                         -----------------------------