Form 10-K
period 1998-12-31
NIELSEN MEDIA RESEARCH INC
filed 1999-03-29
CIK 1019876

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

(MARK ONE)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER: 001-12275

                             ----------------------

                          NIELSEN MEDIA RESEARCH, INC.
             (Exact Name of Registrant as Specified in its Charter)

                             ----------------------

              DELAWARE                                06-1450569
      (State of Incorporation)           (I.R.S. Employer Identification No.)

 299 PARK AVENUE, NEW YORK, NEW YORK                    10171
(Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: (212) 708-7500

         Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
Common Stock, par value $.01 per share          New York Stock Exchange
Preferred Stock Purchase Rights                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of February 26, 1999, 56,748,953 shares of Common Stock of Nielsen Media Research, Inc. were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $1,114 million.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 3        Legal Proceedings                      Page 43, Note 11, Litigation and Contingencies, of
                                                      the 1998 Annual Report to Shareholders.
PART II

ITEM 5        Market for the Registrant's Common     Page 30, Dividends, and Page 46, Stock
               Equity and Related Stockholder         Performance Table, of the 1998 Annual
               Matters                                Report to Shareholders.

ITEM 6        Selected Financial Data                Page 45, Five-Year Selected Financial Data, of the
                                                      1998 Annual Report to Shareholders.

ITEM 7        Management's Discussion and            Pages 28 to 30 of the 1998 Annual Report to
               Analysis of Financial Condition        Shareholders.
               and Results of Operations

ITEM 8        Financial Statements and               Pages 32 to 44 of the 1998 Annual Report to
               Supplementary Data                     Shareholders.
PART III

ITEM 10       Directors and Executive Officers of    Section entitled  "Election of Directors" of the
               the Registrant                         Company's Proxy Statement dated March 9,
                                                      1999.

ITEM 11       Executive Compensation                 Section entitled  "Compensation of Executive
                                                      Officers and Directors" of the Company's Proxy
                                                      Statement dated March 9, 1999.

ITEM 12       Security Ownership of Certain          Section entitled  "Security Ownership of
               Beneficial Owners and                  Management and Others" of the Company's
               Management                             Proxy Statement dated March 9, 1999.

ITEM 13       Certain Relationships and Related      Section entitled  "Compensation of Executive
               Transactions                           Officers and Directors" of the Company's Proxy
                                                      Statement dated March 9, 1999.

----------

The Index to Exhibits is located on Pages 17-19.

                                     PART I

ITEM 1. BUSINESS

      Nielsen Media Research, Inc. ("Nielsen Media Research" or the "Company") is the leading source of television audience measurement and related services in the United States and Canada. Customers have used Nielsen Media Research's television audience research information in the United States for nearly 50 years. Through its core ratings business, the Company estimates television audience size and demographics and reports this and related information to a diverse customer base on a subscription basis. Customers include advertisers, advertising agencies, broadcast networks, cable networks, program syndicators, cable operators, sports organizations, television stations and station representatives. The Company's ratings serve as the "currency" for national and local television advertising. In 1998, advertisers spent approximately $44 billion in the United States on national and local television advertising, according to McCann-Erickson Worldwide, to bring a variety of advertising messages to approximately 99 million U.S. television households. The Company offers ratings services in four principal areas: (i) National Ratings Services;
(ii) Local Ratings Services; (iii) U.S. Hispanic Ratings Services; and (iv) Canadian Ratings Services. The Company also offers services that enable advertisers to manage their media spending by linking television ratings to commercial occurrences, and that provide Internet and Web-page usage analysis to the expanding interactive media industry.

      Until June 30, 1998, the business of Nielsen Media Research was operated as part of Cognizant Corporation ("Cognizant") which also included the business of IMS Health Incorporated ("IMS Health"). On June 30, 1998 (the "Distribution Date"), Cognizant (which is now the Company) distributed to all holders of its common stock the shares of IMS Health, which was a wholly-owned subsidiary of Cognizant and became an independent public company (the "Distribution"). As a result of the Distribution, the sole business of the Company is the business of Nielsen Media Research. Because of the relative significance of IMS Health's business to Cognizant, IMS Health was treated as the "accounting successor" to Cognizant and the financial statements of the Company have been prepared on a stand-alone basis. In connection with the Distribution, the Company incurred $300 million of indebtedness from third parties, the proceeds of which were used by Cognizant to repay existing intercompany liabilities to certain entities included in IMS Health.

      Prior to November 1, 1996, Cognizant was owned by The Dun & Bradstreet Corporation ("D&B"). D&B had acquired the Company as a part of A.C. Nielsen Company in 1984. Cognizant began operating as an independent public company on November 1, 1996 as a result of its spin-off from D&B (the "D&B Spin-off").

      The Company operates in one segment providing national and local television audience measurement services. At December 31, 1998, the Company had approximately 3,100 full-time equivalent employees in the United States and Canada.

NATIONAL SERVICES

      Through its U.S. national services, which accounted for approximately 46% of 1998 revenues, the Company serves the television audience measurement needs of seven national television broadcast networks, almost 50 national and regional cable networks, more than 100 program syndicators, and more than 150 national advertising agencies and advertisers. Audience measurement data are collected nationally through Nielsen People Meters installed in approximately 5,000 randomly selected households across the U.S. Audience estimates are produced and delivered to subscribers daily. People Meters not only collect television set tuning data (which channel the set is tuned to) but also the demographics of the audience (who in the household is watching).

      Three national services are offered in the United States:

      o Nielsen Television Index (NTI) provides daily audience total and demographic estimates for all national broadcast network television programs to broadcast networks and agencies. This service was established in 1950.

      o Nielsen Homevideo Index (NHI) provides audience estimates of cable and pay cable television. This service was established in 1980.

      o Nielsen Syndication Service (NSS) provides reports and services on both the local and national levels to the program syndication segment of the television industry. This service was established in 1985.

LOCAL SERVICE

      The Company's local service, Nielsen Station Index (NSI), which accounted for approximately 42% of 1998 revenues, serves the television audience measurement needs of more than 1,000 television stations and over 2,000 national, regional and local advertising agencies and advertisers in over 200 local television markets throughout the United States. This service was established in 1954. The Company currently provides metered service in 44 of the nation's largest markets representing about 63% of television households in the United States. Three additional markets are scheduled to be metered during 1999, which will bring the total number of local metered markets to 47. Television set tuning data are collected electronically using a Nielsen Media Research set meter. Household audience (as opposed to persons) estimates are delivered daily to subscribers. In these markets, written diaries also are used during designated measurement periods to collect audience demographic estimates for integration with the metered tuning data. Diaries are used in the balance of local markets to collect both tuning and persons-viewing information during designated periods.

U.S. HISPANIC SERVICES

      The Company's Hispanic Services provide both national and local television audience measurement of U.S. Hispanic households.

      o Nielsen Hispanic Television Index (NHTI) provides viewing estimates of national Hispanic audiences. Begun in November 1992, the NHTI service remains the first and only metered national Hispanic audience measurement service. Based on a sample of 800 Hispanic households across the U.S., it uses the same basic methodology as the other national services (the Nielsen People Meter) to collect Hispanic audience data.

      o Nielsen Hispanic Station Index (NHSI) uses a language-stratified sample to reflect the unique characteristics of each local Hispanic market. Also begun in 1992, the NHSI service provides advertisers, agencies, networks and syndicators viewing information in 15 television markets with significant Hispanic population. One additional market is scheduled to be added during 1999. The data are collected using People Meter, set meter and diary methodologies in the various markets.

CANADIAN SERVICES

      In Canada, the Company has offered national People Meter service since 1989 to Canadian national and regional broadcasters, cable networks, agencies and advertisers. The Company has also provided local People Meter service in Canada's two largest English-language markets, Toronto (since 1995) and Vancouver (begun in the fall of 1997) to local broadcasters, agencies and advertisers. The Company serves over 150 clients in Canada.

OTHER SERVICES

      o Monitor-Plus. Nielsen Media Research's Monitor-Plus service links television ratings to commercial occurrence data and tracks "share of spending" and "share of voice" (the proportion of all advertising within a product category attributable to a brand or advertiser) by company, by brand, and by product category across 15 monitored media. These include print, outdoor, radio and free-standing inserts as well as television, for which Monitor-Plus also reports at the creative execution and campaign level. This service offers the data and tools necessary for advertisers and their agencies to actively manage their media spending by enabling them to understand their own performance and that of their competitors. Customers use the data to determine competitive advertising trends and performance within markets of interest. The media also use this service for sales planning and targeting. Monitor-Plus currently collects television advertising data in 75 markets. At the end of 1998, the Company deployed new digital data collection and processing technology for the Monitor-Plus service.

      o New Media Services (NMS). NMS is a successor to a service formed in 1980 that provides custom research and start-up services for newly developed syndicated products, both national and local. This includes measurement performance of non-traditional research such as place-based media and out-of-home studies. The electronic tracking of the use of video news releases and the measuring of media exposure in airports and in-flight are two more examples of NMS research services.

      o Nielsen Interactive Services. In 1995, Nielsen Media Research formed a separate service to develop research products and services for the Internet and other interactive media. In October 1998, the Company announced a strategic alliance with NetRatings, Inc. to measure Internet usage and advertising. Under the agreement, Nielsen Media Research sample recruitment and research expertise will be combined with NetRatings' Internet measurement software, which is capable of providing detailed reporting on usage and advertising. Additional offerings in the interactive/Internet area include the Nielsen CommerceNet Internet Demographics Study (a periodic study that profiles the size and audience composition of on-line users) and the Home Technology Report, a survey that provides data on consumer interest and use of various technologies in the home.

DATA COLLECTION

  PEOPLE METER

      The centerpiece of the Nielsen Media Research national and Hispanic services in the United States and all services in Canada is an electronic measurement system called the Nielsen People Meter. These meters are placed in a sample of approximately 5,000 households in the U.S., over 800 U.S. Hispanic households and over 2,000 households in Canada, randomly selected and recruited by Nielsen Media Research. The meters measure what channel is being tuned, what time and for how long the tuning activity occurs, and who is watching.

      The U.S. national sample is a multi-stage stratified area probability sample of U.S. housing units with each housing unit having a known chance of selection. The current sampling frame is developed based on 1990 Census data with updates each year based on residential new construction from building permits as collected and reported by the Census Bureau.

      A set meter, which records what channel is being tuned, is installed on each television set in a sample home along with a device to record who is watching the television. Each member of the household is assigned a personal viewing button identified by name or symbol on the People Meter that the viewer can use to enter his or her viewing status. Each button is linked to the age and gender of a person in the household. Additional buttons on the meter enable visitors to a sample household to record when they watch television by entering their age and gender and pushing a visitor button.

      The Nielsen Media Research metering system stores half-minute by half-minute records of television receiver tuning activity and of People Meter audience data entries in sample households. The U.S. viewing data are automatically transmitted by phone every night to Nielsen Media Research's central computer facility in Dunedin, Florida, where the data are matched with program line-up information and processed to create ratings estimates each day.

  SET METER

      In 44 of the largest local markets in the U.S., a set metering system provides household television ratings information on a daily basis. In each of these markets, approximately 300-550 households (or approximately 18,500 households across the U.S.) are recruited to participate in samples distinct from the national People Meter sample. Electronic meters are attached to each television set in each sample home. Homes recruited for local samples are not equipped with People Meter attachments, so that the information is limited to identification of the program to which the set is tuned. The metered market samples of television households are used to obtain audience estimates with measurable reliability of television programs for stations that originated in or are assigned for reporting purposes to Nielsen Media Research's Designated Market Areas ("DMAs").

      The metered household samples are either area probability samples of housing units in the applicable DMA (12 markets) or samples from a file of telephone numbers including both listed and unlisted households (32 markets). This file, known as a total telephone frame ("TTF"), is maintained by Nielsen Media Research and updated three times each year.

  DIARIES

      In addition to set meters, Nielsen Media Research uses diaries in local markets (210 DMAs in the U.S.) to collect viewing data during at least four designated measurement periods each year. The sample frame in all markets is the TTF. Diary measurement is used to collect viewing information (both tuning and demographics) from sample homes in every local television market across the United States in November, February, May and July (known as "sweeps" months) of each year. The diary provides audience (both tuning and demographics) data in the smaller non-metered markets and demographic data for the metered markets. In addition to the four sweeps months, in some larger markets diaries are used to provide viewer information in as many as three additional months (October, January and March). Diaries returned to Nielsen Media Research are examined and edited using established procedures. Audience estimates are then computed separately for each quarter hour of viewing recorded in the diary.

SERVICE AND PRODUCT DEVELOPMENT

      The Company maintains an active investment program to enhance existing services and develop new services in response to the rapidly changing media marketplace, as well as to develop the technology necessary to succeed in the emerging television environment. Nielsen Media Research will need to make significant capital expenditures over the next several years, particularly in light of the rapid technological changes affecting its business. The majority of the investment effort and spending is dedicated to improving the quality and efficiency of existing services; realizing the full potential of those services by adding new, value-added or derivative products, especially new software products; developing a next-generation data collection capability and infrastructure; and creating new services and businesses.

      The Company's most significant investment initiatives include the Universal Metering Initiative ("UMI"), new client-server based data processing and delivery software development, the local metered market expansion, and new business development, notably Nielsen Interactive Services and New Millennium.

      As part of its UMI program, Nielsen Media Research is developing a next-generation metering system, known as the Active/Passive ("A/P") metering system, to enable measurement of program viewing in the emerging digital television environment. This new system will use codes, which are imperceptible to the viewer, inserted in the audio and/or video portions of programs and commercials that can be detected by metering equipment installed in the sample households. This encoding approach builds upon Nielsen Media Research's experience in developing and using its highly successful program video code technology used in today's analog television environment, which has received permanent authorization from the Federal Communications Commission (the "FCC"). The system also will have a passive signature-recognition back-up capability. While preliminary testing of the A/P metering system has been successful, there can be no assurance that the coding used by the new system will be adopted by the television industry, be approved by the FCC or be compatible with signal compression techniques implemented by the industry in the future.

      Nielsen Media Research began changing its technology and software systems in 1993 to provide the television industry with flexible, richer analysis of large amounts of data. This new "client-server" architecture has enabled Nielsen Media Research to begin to introduce a range of integrated software systems that will enable customers to compare daily, demographic-level ratings data across all national and local television sources, as well as do special analyses at their desktops.

      The Company has introduced electronic measurement through set meters in a significant number of local markets over the last two years to provide more detailed and valuable information on local audiences. Nine metered markets were added in 1997 and 1998, and three additional markets are scheduled to be metered during 1999, which will bring the total number of local metered markets to 47.

      New Millennium is an agency buying system that the Company believes will be superior in design and concept to any existing competitive product. It is designed to give advertising agencies the ability to perform pre-buy analyses, track negotiations and scheduling of ad time, evaluate overall performance in terms of delivery and cost, and finally, perform the reconciliation and subsequent accounting functions. By automating tasks now done manually at agencies, the system may substantially reduce agency costs.

TECHNOLOGY AND COMPETITION

      The Company operates in businesses that require sophisticated data collection and processing systems, software and other technology. The technology underlying the media industry continues to undergo rapid change and the Company will need to continue to develop and refine techniques for data collection and processing to accommodate such changes, including digital television, and for interactive television transmission and Internet usage. There can be no guarantee that the Company will be able to develop and refine new techniques for data collection and processing or that it will be able to do so as quickly or cost-effectively as its competition.

      Nielsen Media Research has maintained a strong leadership position in the television ratings measurement industry. The Company's ratings systems have been criticized from time to time by various participants in the television industry. This criticism, in part, has increased the likelihood of additional competition in the Company's business. In particular, a television ratings project originally funded by the Committee on Nationwide Television Audience Measurement ("CONTAM") and designed and operated by Statistical Research, Inc. ("SRI") operated a 500-household sample in Philadelphia as a national television ratings laboratory from 1996 until 1999. SRI's Philadelphia sample has provided limited program-level data, although in early 1998 SRI announced plans to provide more complete program level data. Funding of the laboratory was contributed primarily by the ABC, CBS and NBC broadcast networks, which together through CONTAM contributed $40 million from 1994 to 1996. In addition, Fox Broadcasting as well as four cable networks, 15 major advertising agencies and buying services, one program syndicator and five of the nation's largest advertisers agreed to support and participate in the testing phase. In early 1999, SRI announced that it planned to replace its 500-household Philadelphia laboratory with a 50-home laboratory panel in New Jersey, and had begun sample selection as "the first stage in creating a national meter panel." SRI is actively seeking financial support from major media companies and other funding sources for a national ratings service. SRI also announced in 1999 that it had received "letters of intent backing a new national TV ratings service... from 22 industry companies, including 13 major agencies and other top advertisers." Based on press reports, the Company does not believe the letters of intent commit the signers to provide financial support to SRI.

      On the local level, ADCOM offers individual cable system measurement. It is believed to be collecting and issuing local cable measurement data in Jacksonville, Florida, and has announced an expansion to San Francisco and Dallas with the support of a major cable system operator. ADCOM is believed to be seeking cable operator support to roll out a local cable measurement service in multiple markets in the U.S. Arbitron, a radio audience measurement firm and a former competitor, discontinued its local syndicated broadcast and cable television service as of December 31, 1993. Arbitron, however, continues to develop and test its passive personal metering technology, which is believed to be capable of measuring television as well as radio audiences. Indirectly, on both a national and local basis, competition stems from other marketing research services offering product movement and television audience data and services.

      In Canada, BBM Bureau of Measurement, an established media research organization, has joined with Taylor Nelson/AGB, a U.K.-based media research company, to provide a competing metered service in Vancouver. BBM, alone or with Taylor Nelson/AGB, could offer other competitive services in Canada.

      The Company's Monitor-Plus service has significant competition from Competitive Media Reports, a subsidiary of VNU, a Netherlands-based media company, which has long been the major participant in this market.

      The Nielsen/NetRatings Internet audience measurement service faces significant competition from MediaMetrix, Inc., which has been providing Internet audience measurement since 1996.

      Furthermore, there can be no assurance that additional competition will not develop in the future for the Company's existing core services or that the Company will not have significant competition in its other services.

INTELLECTUAL PROPERTY

      The Company owns and controls a number of patents, trade secrets, confidential information, trademarks, trade names, copyrights and other intellectual property rights which, in the aggregate, are of material importance to its business. Management believes that the "Nielsen Media Research" name and related names, marks and logos are of material importance to Nielsen Media Research. Nielsen Media Research is licensed to use certain technology and other intellectual property rights owned and controlled by others, and similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by Nielsen Media Research.

      Pursuant to the Intellectual Property Agreement dated as of October 28, 1996 between the Company, D&B and ACNielsen Corporation ("ACNielsen") (the "D&B IP Agreement"), Nielsen Media Research has exclusive and unrestricted rights to the "Nielsen Media Research" name worldwide; however, Nielsen Media Research's use of the "Nielsen" name, standing alone and as part of a name describing new products and services to be offered, is subject to certain limitations. In addition, the D&B IP Agreement provided for the establishment of a limited liability company jointly owned by the Company and ACNielsen, into which certain trademarks incorporating or relating to the "Nielsen" name in various countries were assigned. This company is obligated to license such trademarks on a royalty-free basis to Nielsen Media Research or ACNielsen for use in a manner consistent with the D&B IP Agreement and for purposes of conducting their respective businesses, and is responsible for preserving the quality of those trademarks and minimizing any risk of possible confusion. Pursuant to the TAM Master Agreement dated as of

October 28, 1996 between the Company and ACNielsen, the Company granted a non-exclusive license to ACNielsen to use certain trademarks, technology and related intellectual property rights in the conduct of the television audience measurement business in certain countries outside of the United States and Canada for a period of at least five years. Except for the restrictions described above on the use of the "Nielsen" name, these agreements do not restrict Nielsen Media Research from doing business outside the United States and Canada.

      The technology and other intellectual property rights licensed by Nielsen Media Research are of importance to its business, although management of Nielsen Media Research believes that, with the exception of the trademarks incorporating or relating to the "Nielsen" name, the business, as a whole, is not dependent upon any one intellectual property or group of such properties.

      The names of Nielsen Media Research's and its subsidiaries' products and services referred to herein are trademarks, service marks, registered trademarks or registered service marks owned by or licensed to Nielsen Media Research or one of its subsidiaries.

                  FACTORS THAT MAY AFFECT FUTURE RESULTS

      From time to time, oral and written information and statements provided by the Company may contain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The Company cautions shareholders and investors that actual results may differ materially from those projected or suggested in any forward-looking statement as the result of a wide variety of factors, including but not limited to the factors set forth below:

      o The Company operates in businesses that require sophisticated data collection and processing systems, software and other technology. The technology underlying the media industry continues to undergo rapid change and the Company will need to continue to develop and refine techniques for data collection and processing to accommodate such changes, including digital television, and for interactive television transmission and Internet usage. There can be no guarantee that the Company will be able to develop and refine new techniques for data collection and processing or that it will be able to do so as quickly or cost-effectively as its competition.

      o Each of the Company's businesses is subject to significant or potential competition that is likely to intensify in the future, as described under "Technology and Competition" earlier in this Report.

      o The Company is subject to the risks associated with its ability to find and effectively resolve any problems associated with the Year 2000 issue, as described under "Year 2000" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders. The Company believes that with modifications and replacement of existing software, the Year 2000 impact on systems and computer code controlled and maintained by the Company can be mitigated. However, if such modifications and replacements are not made or are not completed in a timely manner, if third-party providers fail to provide timely, accurate and uninterrupted goods and services, or if customers fail to pay the Company for its services when due, the Year 2000 issue could materially and adversely affect the Company's results of operations, liquidity and financial condition.

      o Results could be affected by the costs and other effects of litigation and other contingencies involving the Company. In particular, management is unable to predict at this time the final outcome of the IRI Action described in "Note 11, Litigation and Contingencies" ( "Note 11 ") of the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders, or the amount of any future D&B tax and interest payments described in Note 11, and whether the resolution of such matters could materially affect Nielsen Media Research's results of operations, cash flows or financial position.

      o The Company's results could be adversely affected by its ability to successfully achieve estimated effective tax rates and corporate overhead levels; regulatory and legislative initiatives; leverage and debt service (including sensitivity to fluctuations in interest rates); compliance with covenants in loan agreements; the ability to obtain future financing on satisfactory terms; and deterioration in economic conditions, particularly in the media or other industries where customers operate.

                 RELATIONSHIP BETWEEN THE COMPANY AND IMS HEALTH

      Prior to the Distribution, Nielsen Media Research, Inc. (under its previous name Cognizant Corporation) and IMS Health entered into certain agreements governing their relationship subsequent to the Distribution and providing for the allocation of certain liabilities and obligations arising from periods prior to the Distribution, including those obligations and liabilities that arose in connection with the D&B Spin-off. The following descriptions summarize certain terms of such agreements, but are qualified by reference to the texts of such agreements, which are incorporated by reference to the Exhibits to this Form 10-K.

DISTRIBUTION AGREEMENT

      Nielsen Media Research and IMS Health entered into a Distribution Agreement (the "Distribution Agreement") providing for, among other things, certain corporate transactions required to effect the Distribution, and other arrangements between Nielsen Media Research and IMS Health subsequent to the Distribution. In particular, the Distribution Agreement defines the assets and liabilities that were allocated to and assumed by IMS Health and those that are allocated to and assumed by Nielsen Media Research. All assets were transferred without any representation or warranty, "as is-where is," and the relevant transferee bears the risk that any necessary consent to transfer was not obtained.

      The Distribution Agreement provides for, among other things, assumption of liabilities and cross indemnities designed to allocate generally, effective as of the Distribution Date, financial responsibility for the liabilities arising out of or in connection with (i) the Nielsen Media Research business and certain other specified liabilities to the Company and (ii) all other liabilities to IMS Health.

      Pursuant to the terms of the 1996 Distribution Agreement (the "1996 Distribution Agreement") among Cognizant, D&B and ACNielsen that governed the D&B Spin-off, as a condition to the Distribution, IMS Health and Nielsen Media Research were required to and did undertake to be jointly and severally liable to D&B and ACNielsen for any liabilities arising thereunder. The Distribution Agreement allocates between IMS Health and Nielsen Media Research the financial responsibility for such liabilities including contingent liabilities related to certain prior business transactions and certain liabilities to D&B that may arise in connection with the D&B Spin-off. Among other things, IMS Health and Nielsen Media Research agreed to an allocation of certain potential liabilities in connection with the action filed by Information Resources, Inc. described in
Note 11 of the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders, referred to in Item 3, Legal Proceedings (the "IRI Action"). IMS Health and Nielsen Media Research have agreed that, as between themselves, IMS Health will assume 75%, and Nielsen Media Research will assume 25%, of any payments to be made by Cognizant in respect of the IRI Action under the 1996 Indemnity and Joint Defense Agreement among Cognizant, D&B and ACNielsen (the "IJDA") including any legal fees and expenses incurred in 1999 or thereafter. IMS Health agreed to be fully responsible for any legal fees and expenses incurred during 1998. Nielsen Media Research's aggregate liability to IMS Health for payments in respect of the IRI Action and certain other specified contingent liabilities is not to exceed $125 million. Under the IJDA, ACNielsen assumed exclusive liability for the liabilities under the IRI Action up to a specified amount (the "ACN Maximum Amount"), which is to be calculated at the time such liabilities, if any, become payable, and Cognizant and D&B were to share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay based on ACNielsen's ability to satisfy such liabilities and remain financially viable, subject to certain assumptions and limitations.

      In addition, pursuant to the Distribution Agreement, on the Distribution Date, Nielsen Media Research contributed to IMS Health all cash in Nielsen Media Research accounts other than (i) cash required by Nielsen Media Research to satisfy certain specified obligations and (ii) such additional cash as was necessary for the net borrowings of Nielsen Media Research (excluding the items referred to in clause (i)) to be $300 million as of the Distribution Date.

      The Distribution Agreement further provides that neither Nielsen Media Research nor IMS Health will take any action that would jeopardize the intended tax consequences of the Distribution. Specifically, each company agrees to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Internal Revenue Code, until the second anniversary of the Distribution Date. As part of the request for a ruling that the Distribution will be tax-free for Federal income tax purposes, each company represented to the Internal

Revenue Service that, subject to certain exceptions, it has no plan or intent to liquidate, merge or sell all or substantially all of its assets. As a result, the Company may not initiate any action leading to a change in control, and in the case of a change in control, the foregoing representations, and the ruling based thereon, could be called into question. As a result, the acquisition of control of the Company prior to July 1, 2000 may be more difficult or less likely to occur because of the potential substantial contractual damages associated with a breach of such provisions of the Distribution Agreement.

TAX ALLOCATION AGREEMENT

      Nielsen Media Research and IMS Health entered into a Tax Allocation Agreement under which IMS Health agreed to pay any taxes, or receive any refunds or credits of taxes, shown as due on a U.S. federal, state or local income or franchise tax return for a taxable period beginning prior to the Distribution Date (including the current taxable period to the extent such taxes, refunds or credits are attributable to the portion of such taxable period up to and including the Distribution Date). Any subsequent adjustment of such taxes will be allocated to IMS Health if such adjustment relates to IMS Health's business and to Nielsen Media Research if such adjustment relates to the Nielsen Media Research business, except that any adjustment of such taxes attributable to tax items or positions initially determined by Cognizant's corporate office will be allocated to IMS Health. All taxes other than U.S. federal, state and local income and franchise taxes will be the responsibility of IMS Health if they are attributable to IMS Health's business and of Nielsen Media Research if they are attributable to Nielsen Media Research's business. For taxable periods beginning on or after the Distribution Date (and the portion of the current taxable period beginning after the Distribution Date), IMS Health and Nielsen Media Research will be responsible for their own taxes.

EMPLOYEE BENEFITS AGREEMENT

      Nielsen Media Research and IMS Health entered into an Employee Benefits Agreement, which allocates responsibility for certain employee benefits matters on and after the Distribution Date. Among other things, the Employee Benefits Agreement requires that the Company continue to sponsor its current defined benefit pension plans and welfare plans for the benefit of its employees and former employees and retain the liability for benefits under the Nielsen Media Research nonqualified supplemental pension plans for such employees, and that IMS Health adopt defined pension plans, nonqualified supplemental pension plans and welfare plans for the benefit of IMS Health employees and former employees. Nielsen Media Research and IMS Health will each generally retain the severance liabilities of their respective employees who terminated employment prior to the Distribution Date. Assets and liabilities of the Cognizant Pension Plan attributable to IMS Health's employees and retirees were transferred to a plan maintained by IMS Health.

AMENDED AND RESTATED TRANSITION SERVICES AGREEMENT

      Nielsen Media Research, IMS Health, D&B, R.H. Donnelley, Inc., ACNielsen and Gartner Group, Inc. ("Gartner") entered into an Amended and Restated Transition Services Agreement pursuant to which the parties agreed to certain basic terms governing the provision by D&B to the other parties of insurance and risk management services for a transitional period after the Distribution Date. The Amended and Restated Transition Services Agreement amends and restates in its entirety the Transition Services Agreement dated as of October 28, 1996 among Cognizant, D&B and ACNielsen entered into in connection with the D&B Spin-off and includes Gartner as a party to such agreement.

ITEM 2. PROPERTIES

      The principal properties of the Company are set forth below:

      The executive offices of the Company are located at 299 Park Avenue, New York, New York, in a leased property.

      Owned properties located within the U.S. include one facility, which is located in Dunedin, Florida.

      Operations are conducted from 39 leased office locations throughout the U.S. and three non-U.S. locations.

      Property of the Company is geographically distributed to meet sales and operating requirements in the U.S. and Canada. The properties of the Company are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

ITEM 3. LEGAL PROCEEDINGS

      Reference is made to Note 11 of the Notes to Consolidated Financial Statements on Page 43 of the 1998 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT*

      Executive officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

      Listed below are the executive officers of the Registrant at March 1, 1999 and brief summaries of their business experience during the past five years.

      NAME                                     TITLE                                         AGE
      ----                                     -----                                         ---
John A. Dimling** ...........   President and Chief Executive Officer                        60

Thomas W. Young .............   Executive Vice President and Chief Financial Officer         60

Stephen J. Boatti ...........   Senior Vice President, Chief Legal Officer and Secretary     49

Barry P. Cook ...............   Senior Vice President and Chief Research Officer             54

John A. Loftus ..............   Senior Vice President and Chief Communications Officer       56

Anita M. Rubino .............   Senior Vice President and Chief Human Resources Officer      42

Stuart J. Goldshein .........   Vice President and Controller                                52

Robert A. Lane ..............   Vice President-Finance and Treasurer                         39

----------
*     Set forth as a separate item pursuant to Items 401(b) and (e) of
      Regulation S-K.
**    Member of the Board of Directors.

      Mr. Dimling was elected President and Chief Executive Officer effective July 1998. He was previously President and Chief Operating Officer from July 1993 to June 1998.

      Mr. Young was appointed Executive Vice President and Chief Financial Officer in February 1998. He was previously Senior Vice President and Controller of D&B from April 1992 to October 1996.

      Mr. Boatti was appointed Senior Vice President, Chief Legal Officer and Secretary in July 1998. He was previously Associate General Counsel of Cognizant from November 1996 to June 1998 and Associate General Counsel of D&B from 1993 to October 1996.

      Mr. Cook was appointed Senior Vice President and Chief Research Officer in November 1990.

      Mr. Loftus was appointed Senior Vice President and Chief Communications Officer in July 1998. He was previously Vice President-Communications from April 1990 to June 1998.

      Ms. Rubino was appointed Senior Vice President and Chief Human Resources Officer in July 1998. She was previously Vice President-Human Resources from May 1994 to June 1998 and Vice President-Organizational Development, Marketing Information Services Division of D&B from May 1993 to May 1994.

      Mr. Goldshein was appointed Vice President and Controller in July 1998. He was previously Assistant Controller of Cognizant from November 1996 to June 1998 and Assistant Controller of D&B from 1991 to October 1996.

      Mr. Lane was appointed Vice President-Finance and Treasurer in July 1998. He was previously Vice President-Finance and Planning from July 1992 to June 1998.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Through an oversight, all of the executive officers named above failed to file reports due with the SEC by February 14, 1999 under Section 16(a) of the Securities Exchange Act of 1934 to report an exempt grant of employee stock options to them by the Company in December 1998. The reports have since been filed.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Information in response to this Item is set forth under Dividends in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 30 and "Stock Performance Table" on Page 46 of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      Selected financial data required by this Item are incorporated herein by reference to the information relating to the years 1994 through 1998 set forth in the "Five-Year Selected Financial Data" on Page 45 of the 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information in response to this Item is set forth on Pages 28 to 30 of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Financial Statements and Schedules under Item 14 on Page 12.

ITEM 9. CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's Proxy Statement dated March 9, 1999 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Page 9 of this report responds to Items 401(b) and (e) and Item 405 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

      Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's Proxy Statement dated March 9, 1999 filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's Proxy Statement dated March 9, 1999 filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's Proxy Statement dated March 9, 1999 filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   List of documents filed as part of this report:

            (1)   Financial Statements

                  See Index to Financial Statements and Schedule on Page 14.

            (2)   Financial Statement Schedule

                  See Index to Financial Statements and Schedule on Page 14.

            (3)   Other Financial Information

                  Five-Year Selected Financial Data. See Index to Financial Statements and Schedule on Page 14.

            (4)   Exhibits

                  See Index to Exhibits on Page 17, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits.

      (b)   Reports on Form 8-K:

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Nielsen Media Research, Inc.
                                         -------------------------------------
                                                     (Registrant)


                                      By:         JOHN A. DIMLING
                                         -------------------------------------
                                                  (JOHN A. DIMLING
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                   AND DIRECTOR)


                                      By:         THOMAS W. YOUNG
                                         -------------------------------------
                                                 (THOMAS W. YOUNG
                                          EXECUTIVE VICE PRESIDENT AND CHIEF
                                                FINANCIAL OFFICER)


                                      By:        STUART J. GOLDSHEIN
                                         -------------------------------------
                                                (STUART J. GOLDSHEIN
                                            VICE PRESIDENT AND CONTROLLER)

Date: March 29, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           JAMES R. CRAIGIE                             MICHAEL D. MOORE
------------------------------------------       -------------------------------
     (JAMES R. CRAIGIE, DIRECTOR)                 (MICHAEL D. MOORE, DIRECTOR)

           WILLIAM G. JACOBI                            M. BERNARD PUCKETT
------------------------------------------       -------------------------------
(WILLIAM G. JACOBI, CHAIRMAN AND DIRECTOR)       (M. BERNARD PUCKETT, DIRECTOR)

             PETER A. LUND                              ROBERT E. WEISSMAN
------------------------------------------       -------------------------------
       (PETER A. LUND, DIRECTOR)                  (ROBERT E. WEISSMAN, DIRECTOR)

Date: March 29, 1999

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS

      The Company's consolidated financial statements, the notes thereto and the related report thereon of PricewaterhouseCoopers LLP, independent accountants, for the years ended December 31, 1998, 1997 and 1996, appearing on Pages 28 to 44 of the accompanying 1998 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

                                                                                             PAGE
                                                                            ---------------------------------------
                                                                                                 1998 ANNUAL REPORT
                                                                                 10-K             TO SHAREHOLDERS
                                                                            ----------------     ------------------
Report of Independent Accountants .......................................   Exhibit 13 Pg 31             31
Statement of Management's Responsibility for Financial
 Statements .............................................................   Exhibit 13 Pg 31             31
As of December 31, 1998 and 1997:
 Consolidated Statements of Financial Position ..........................   Exhibit 13 Pg 33             33
For the years ended December 31, 1998, 1997 and 1996:
 Consolidated Statements of Operations ..................................   Exhibit 13 Pg 32             32
 Consolidated Statements of Cash Flows ..................................   Exhibit 13 Pg 34             34
 Consolidated Statements of Shareholders'/Divisional Equity
  and Comprehensive Income ..............................................   Exhibit 13 Pg 35             35
Notes to Consolidated Financial Statements ..............................   Exhibit 13 Pg 36-44        36-44
Selected Quarterly Financial Data (Unaudited) for the
 years ended December 31, 1998 and 1997 .................................   Exhibit 13 Pg 44             44
Management's Discussion and Analysis of Financial Condition
 and Results of Operations ..............................................   Exhibit 13 Pg 28-30        28-30
Other Financial Information:
 Five-Year Selected Financial Data ......................................   Exhibit 13 Pg 45             45
SCHEDULE:
Report of Independent Accountants .......................................   15                           --
Nielsen Media Research, Inc. and Subsidiaries ...........................   Exhibit 21                   --
II. Valuation and Qualifying Accounts for the years ended
 December 31, 1998, 1997 and 1996 .......................................   16                           --

      Schedules other than the one listed above are omitted as not required or inapplicable because the required information is provided in the consolidated financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Nielsen Media Research, Inc.

      Our audits of the consolidated financial statements referred to in our report dated January 27, 1999 appearing on Page 31 of the 1998 Annual Report to Shareholders of Nielsen Media Research, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included our audits of the financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP


New York, New York
January 27, 1999

                  NIELSEN MEDIA RESEARCH, INC. AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS
                     ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

               COL. A                            COL. B      COL. C     COL. D    COL. E
-----------------------------------------------------------------------------------------
                                                           ADDITIONS
                                                BALANCE   CHARGED TO             BALANCE
                                               BEGINNIN    COSTS AND               END
            DESCRIPTION                        OF PERIOD   EXPENSES  DEDUCTIONS OF PERIOD
--------------------------------------------   ---------  ---------- ---------- ---------
Allowance for Doubtful Accounts:
For the Year Ended December 31, 1998 .......    $3,294       $317       $617      $2,994
For the Year Ended December 31, 1997 .......    $3,773       $329       $808      $3,294
For the Year Ended December 31, 1996 .......    $3,311       $900       $438      $3,773

                                INDEX TO EXHIBITS

EXHIBIT NO:                                   DESCRIPTION
-----------                                   -----------

3     Articles of Incorporation and By-laws:

      3.1 Restated Certificate of Incorporation of Cognizant Corporation dated October 7, 1996 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed October 7, 1996, file number 001-12275).

      3.2 Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed October 7, 1996, file number 001-12275).

      3.3 Certificate of Ownership and Merger Merging Nielsen Media Research, Inc. into Cognizant Corporation filed June 30, 1998 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form S-3 filed July 22, 1998, registration number 333-59563).

      3.4 Certificate of Amendment of Restated Certificate of Incorporation of Nielsen Media Research, Inc. (incorporated by reference to Appendix A to Registrant's Proxy Statement filed August 5, 1998, file number 001-12275).

10 Material Contracts:

      10.1 Distribution Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).

      10.2 Tax Allocation Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 01-12275).

      10.3 Employee Benefits Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).

      10.4 Indemnity and Joint Defense Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).

      10.5 TAM Master Agreement between Cognizant Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).

      10.6 Intellectual Property Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).

      10.7 Distribution Agreement between Cognizant Corporation and IMS Health Incorporated dated June 30, 1998 (incorporated by reference to
            Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 13, 1998, file number 001-12275).

      10.8 Tax Allocation Agreement between Cognizant Corporation and IMS Health Incorporated dated June 30, 1998 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 13, 1998, file number 001-12275).

EXHIBIT NO:                                   DESCRIPTION
-----------                                   -----------

      10.9 Employee Benefits Agreement between Cognizant Corporation and IMS Health Incorporated dated June 30, 1998 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 13, 1998, file number 001-12275).

      10.10 Amended and Restated Transition Services Agreement between The Dun & Bradstreet Corporation, The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. dated June 30, 1998 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 13, 1998, file number 001-12275).

      10.11 Undertaking of IMS Health Incorporated dated June 29, 1998 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 13, 1998, file number 001-12275).

      10.12 1996 Cognizant Corporation Non-Employee Directors Stock Incentive Plan, as adopted effective November 1, 1996 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).*

      10.13 1996 Cognizant Corporation Non-Employee Directors' Deferred Compensation Plan, as adopted effective October 15, 1996 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).*

      10.14 1996 Cognizant Corporation Key Employees' Stock Incentive Plan, as amended December 16, 1997 (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 18, 1998, file number 001-12275).*

      10.15 1996 Cognizant Corporation Replacement Plan for Certain Employees Holding The Dun & Bradstreet Corporation Equity-Based Awards, as adopted effective November 1, 1996 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).*

      10.16 Form of Non-Employee Directors' Stock Option Agreement (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).*

      10.17 Form of Non-Employee Directors' Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).*

      10.18 Forms of Stock Option Agreement (incorporated by reference to
            Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).*

      10.19 Forms of Purchased Option Agreement (incorporated by reference to
            Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).*

      10.20 Forms of Limited Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, file March 27, 1997, file number 001-12275).*

      10.21 Forms of Change-in-Control Agreement for Certain Executives of Nielsen Media Research, Inc., as adopted effective July 1, 1998.*

      10.22 Cognizant Corporation Executive Transition Plan, as adopted effective November 1, 1996 (incorporated by reference to Exhibit
            10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).*

EXHIBIT NO:                                   DESCRIPTION
-----------                                   -----------

      10.23 Cognizant Corporation Executive Annual Incentive Plan, as adopted effective January 1, 1997 (incorporated by reference to Exhibit
            10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).*

      10.24 Cognizant Corporation Supplemental Executive Retirement Plan, as adopted effective November 1, 1996 (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).*

      10.25 Rights Agreement dated as of October 15, 1996 between Cognizant Corporation and First Chicago Trust Company of New York (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K filed October 15, 1996, file number 001-12275).

      10.26 Cognizant Corporation Retirement Excess Plan, as adopted effective January 1, 1997 (incorporated by reference to Exhibit 10.22 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, file number 001-12275).*

      10.27 Cognizant Corporation Savings Equalization Plan, as adopted effective November 1, 1996 (incorporated by reference to Exhibit
            10.23 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, file number 001-12275).*

      10.28 Severance Agreement and Release between Cognizant Corporation and Dennis G. Sisco dated as of February 28, 1997 (incorporated by reference to Exhibit 10.24 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed November 14, 1997, file number 001-12275).

   13    1998 Annual Report to Shareholders.

   21    List of Active Subsidiaries as of January 31, 1999.

   23    Consent of PricewaterhouseCoopers LLP.

   27    Financial Data Schedules.

----------

*     Management contract or compensatory plan or arrangement.