Form 10-Q
period 1999-03-31
NIELSEN MEDIA RESEARCH INC
filed 1999-05-17
CIK 1019876

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________


                        Commission file number 001-12275


                          NIELSEN MEDIA RESEARCH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       06-1450569
      ------------------------                         -------------------
      (State of Incorporation)                           (I.R.S. Employer
                                                       Identification No.)

  299 PARK AVENUE NEW YORK, NEW YORK                                10171
  ----------------------------------                             ----------
  (Address of principal executive                                (Zip Code)
               offices)

Registrant's telephone number, including area code       (212) 708-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            TITLE OF CLASS                        SHARES OUTSTANDING
            -------------                         AT MARCH 31, 1999
             Common Stock,                        ------------------
       par value $.01 per share                       56,943,684


================================================================================

                          NIELSEN MEDIA RESEARCH, INC.

                               INDEX TO FORM 10-Q


                                                                         PAGE(S)
                                                                         -------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income
           (Unaudited) Three Months Ended
           March 31, 1999 and 1998 ........................................  3

         Condensed Consolidated Statements of Financial
           Position (Unaudited)
           March 31, 1999  and December 31, 1998 ..........................  4

         Condensed Consolidated Statements of Cash Flows
           (Unaudited) Three Months Ended
           March 31, 1999 and 1998 ........................................  5

         Notes to Condensed Consolidated Financial
           Statements (Unaudited) .........................................  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................ 11


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................. 16

SIGNATURES ................................................................ 17

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM I. FINANCIAL STATEMENTS

NIELSEN MEDIA RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                         1999           1998
                                                       --------       --------
Operating Revenue .................................    $109,175       $ 96,064

Operating Costs ...................................      56,177         47,194
Selling and Administrative Expenses ...............      18,639         20,431
Depreciation and Amortization .....................       8,894          7,122
                                                       --------       --------
Operating Income ..................................      25,465         21,317
                                                       --------       --------

Interest Expense - Net ............................      (3,296)             0
Gain on Sale of Marketable Securities .............           0          3,185
                                                       --------       --------
Non-Operating (Expense) Income ....................      (3,296)         3,185
                                                       --------       --------

Income Before Provision for Taxes .................      22,169         24,502
Provision for Income Taxes ........................      (9,289)       (10,256)
                                                       ========       ========
Net Income ........................................    $ 12,880       $ 14,246
                                                       ========       ========


Earnings Per Share of Common Stock - Basic ........       $0.23          $0.26
Earnings Per Share of Common Stock - Diluted ......       $0.21          $0.25

Weighted Average Number of Shares Outstanding -
  Basic ...........................................  56,695,000     54,135,000
Dilutive Effect of Stock Option Plans .............   4,637,000      3,764,000
                                                     ==========     ==========
Weighted Average Number of Shares Outstanding -
  Diluted .........................................  61,332,000     57,899,000
                                                     ==========     ==========


See accompanying notes to the condensed consolidated financial statements (unaudited).

NIELSEN MEDIA RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                       MARCH 31,    DECEMBER 31,
                                                         1999           1998
                                                     ------------   ------------
ASSETS
Current Assets
  Cash and Cash Equivalents .......................    $  6,054       $  7,799
  Accounts Receivable-Net .........................      57,705         54,392
  Other Current Assets ............................       6,340          6,092
                                                       --------       --------
    Total Current Assets ..........................      70,099         68,283
                                                       --------       --------
Property, Plant and Equipment-Net .................      67,483         68,286
Computer Software .................................      49,062         50,575
Deferred Charges and Intangibles ..................      16,406         22,234
Other Assets ......................................      22,865         22,787
                                                       --------       --------
    Total Assets ..................................    $225,915       $232,165
                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts Payable ................................    $ 11,977       $ 12,965
  Accrued and Other Current Liabilities ...........      47,580         54,753
  Accrued Income Taxes ............................       4,505          2,822
  Deferred Revenues ...............................       1,962          2,276
  Short-term Debt .................................     200,000        225,000
                                                       --------       --------
    Total Current Liabilities .....................     266,024        297,816
                                                       --------       --------
Postretirement Benefits ...........................       9,576          9,273
Deferred Income Taxes .............................      52,151         47,938
Long-term Debt ....................................      25,000         25,000
                                                       --------       --------
    Total Liabilities .............................     352,751        380,027
                                                       --------       --------

Shareholders' Equity
  Common Stock ....................................         570            570
  Treasury Stock ..................................      (1,843)       (11,121)
  Distribution in Excess of Net Book Value ........    (163,542)      (163,542)
  Retained Earnings ...............................      36,985         25,261
  Cumulative Translation Adjustment ...............         994            970
                                                       --------       --------
    Total Shareholders' Equity ....................    (126,836)      (147,862)
                                                       --------       --------
    Total Liabilities and Shareholders' Equity ....    $225,915       $232,165
                                                       ========      =========


See accompanying notes to the condensed consolidated financial statements (unaudited).

NIELSEN MEDIA RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          1999          1998
                                                        -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ..........................................   $12,880       $14,246
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
  Depreciation and Amortization .....................     8,894         7,122
  Provision for Deferred Income Taxes ...............     4,213         2,859
Changes in Operating Assets and Liabilities:
  Increase in Accounts Receivable ...................    (3,314)         (980)
  Decrease In Deferred Charges and Accrued and
    Other Current Liabilities .......................    (2,310)       (4,939)
  (Decrease)/Increase in Accounts Payable ...........      (990)        3,810
  Increase in Postretirement Benefits ...............       303            72
  Increase/(Decrease) in Accrued Income Taxes .......     1,683           (20)
  Decrease/(Increase) in Other Operating Assets
    and Liabilities .................................     3,134          (689)
                                                        -------       -------
Net Cash Provided by Operating Activities ...........    24,493        21,481
                                                        -------       -------

Cash Flows from Investing Activities:
  Capital Expenditures ..............................    (4,042)       (6,719)
  Additions to Computer Software ....................    (5,069)       (5,151)
  Additions to Intangibles ..........................      (701)       (2,356)
  Other .............................................       452          (718)
                                                        -------       -------
Net Cash Used in Investing Activities ...............    (9,360)      (14,944)
                                                        -------       -------

Cash Flows from Financing Activities:
  Repayment of Bank Borrowings ......................   (25,000)            0
  Proceeds from Stock Plans .........................     8,150             0
  Transfers to Cognizant Corporation ................         0        (8,530)
                                                        -------       -------
Net Cash Used in Financing Activities ...............   (16,850)       (8,530)
                                                        -------       -------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ..................................       (28)             4
                                                        -------       --------
Decrease in Cash and Cash Equivalents ...............    (1,745)        (1,989)
Cash and Cash Equivalents, Beginning of Year ........     7,799          5,993
                                                        -------       --------
Cash and Cash Equivalents, End of Period ............   $ 6,054       $  4,004
                                                        =======       ========


See accompanying notes to the condensed consolidated financial statements (unaudited).

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)


NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     These interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Nielsen Media Research, Inc. (the "Company" or "Nielsen Media Research") in the Report on Form 10-K filed March 29, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Certain prior-period amounts have been reclassified to conform with the 1999 presentation.

NOTE 2. BASIS OF PRESENTATION

     Until June 30, 1998, Nielsen Media Research was operated as part of Cognizant Corporation ("Cognizant"), which also included the business of IMS Health Incorporated ("IMS Health"). On June 30, 1998, Cognizant (which is now the Company) distributed to all holders of common stock the shares of IMS Health (the "Distribution").

     The consolidated financial statements generally reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements exclude pro-forma interest income and expense for the three months ended March 31, 1998. The financial statements include allocations of Cognizant corporate and other expenses relating to Nielsen Media Research's business for the three months ended March 31, 1998. Management believes that these allocations are reasonable. However, the financial information included herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company if the Company had been a separate entity as of and during the period ended March 31, 1998.

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)


NOTE 3. COMPREHENSIVE INCOME

     In 1998 the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires presentation of information on comprehensive income and its components in the financial statements. Comprehensive income includes net income and changes in foreign currency translation adjustments, and where applicable, unrealized holding gains on securities. Total comprehensive income and its components for the three months ended March 31, 1999 and 1998 are as follows:

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            1999        1998
                                                           ------      ------
Net Income .............................................   $12,880     $14,246
Change in Foreign Currency Translation  Adjustment .....        24        (162)
                                                           -------     -------
Total  Comprehensive Income ............................   $12,904     $14,084
                                                           =======     =======

NOTE 4. ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of an exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, or an unrecognized foreign-currency-denominated forecasted transaction. The Company will be required to implement SFAS 133 beginning January 1, 2000. The Company expects that the adoption of this pronouncement will not have a material effect on the Company's financial position, results of operations or cash flows.

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)


NOTE 5. DEBT

     In connection with the Distribution, the Company borrowed $275,000 under an unsecured revolving credit facility ("Revolving Credit Facility") provided by a group of lenders led by The Chase Manhattan Bank. The Revolving Credit Facility consists of two tranches: a 364-Day $225,000 tranche and a Three-Year $100,000 tranche. As of March 31,1999, $200,000 of the 364-Day tranche and none of the Three-Year tranche were outstanding. The outstanding commitments under the 364-Day and Three-Year tranches will mature on June 15, 1999 and 2001, respectively. Interest under the Revolving Credit Facility is based upon the London Interbank Offered (LIBO) Rate plus a spread. The weighted average interest rate on the Revolving Credit Facility was 5.33% on March 31, 1999. The Revolving Credit Facility contains certain restrictive covenants and requires the Company to maintain certain specified minimum ratios.

     In July 1998, the Company entered into an agreement to hedge against an increase in interest rates in anticipation of the issuance of long-term debt securities in 1999 to replace a significant portion of the 364-Day tranche under the Revolving Credit Facility referred to above. The hedge agreement has a notional amount of $125,000 and will be settled when the long-term debt securities are issued. If the settlement rate, based on the yield on designated U.S. Treasury notes is greater than the agreed-upon initial rate, the Company will receive a cash payment. If the difference is less, the Company will make a cash payment. The amount paid or received will be recognized as an adjustment to interest expense over the life of the to-be-issued debt securities. As of March 31, 1999, the Company has deferred an unrealized loss of $3,728.

     The Company and one of its subsidiaries participate in a limited partnership, one of which serves as general partner. In June 1998, a third party investor contributed $25,000 to the partnership in exchange for a limited partnership interest. The partnership is obligated to make distributions to the third party limited partner of approximately 6.26% per annum. The third party limited partner has the ability to terminate the partnership at the end of December 2000, unless, at that time, one or more of the other partners elect to purchase the entire limited partner interest of the third party limited partner. The partnership licenses computer software.

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)


NOTE 6. LITIGATION AND CONTINGENCIES

The Company and its subsidiaries are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings and litigation, if decided adversely, could have a material adverse effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

     On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants The Dun & Bradstreet Corporation ("D&B"), A.C. Nielsen Company and IMS, a unit of Cognizant (the "IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. In light of the potential significant liabilities that could arise from the IRI Action and in order to facilitate the D&B Spin-off (as defined below), D&B, ACNielsen Corporation ("ACNielsen") (the parent of A.C. Nielsen Company) and Cognizant entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which ACNielsen agreed to be responsible for any potential liabilities that may ultimately be incurred by D&B or Cognizant as a result of such action, up to a maximum amount to be determined by an independent investment bank if and when any such liabilities are incurred. The determination of such maximum amount will be based on ACNielsen's ability to satisfy such liabilities and remain financially viable, subject to certain assumptions and limitations. However, Cognizant and D&B agreed that to the extent that ACNielsen is unable to satisfy any such liabilities in full and remain financially viable, Cognizant and D&B will each be responsible for 50% of the difference between the amount, if any, that may be payable as a result of such litigation and the maximum amount that ACNielsen is then able to pay as determined by such investment bank. Under the terms of the D&B Distribution Agreement dated as of October 28, 1996, among Cognizant, D&B and ACNielsen (the "1996 Distribution Agreement"), pursuant to which shares of Cognizant and ACNielsen were distributed to the stockholders of D&B (the "D&B Spin-off") and as a condition to the Cognizant Distribution, the Company and IMS Health were required to undertake to be jointly and severally liable to D&B and ACNielsen for Cognizant's obligations under the 1996 Distribution Agreement.

     However, pursuant to the Distribution Agreement dated as of June 30, 1998 between Cognizant and IMS Health, IMS Health and the Company agreed that, as between themselves, IMS Health will assume 75%, and the Company will assume 25%, of any payments to be made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any ongoing legal fees and expenses related thereto incurred in 1999 or thereafter. IMS Health agreed to be fully responsible for any legal fees and expenses incurred during 1998.

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)


NOTE 6. LITIGATION AND CONTINGENCIES (CONTINUED)

     Under the terms of the 1996 Distribution Agreement, Nielsen Media Research and IMS Health are also jointly and severally liable to D&B for taxes and accrued interest arising from certain tax assessments that may be levied by the Internal Revenue Service ("IRS") related to certain D&B tax planning strategies. Pursuant to the Distribution Agreement, Nielsen Media Research is liable to pay 25% of any payments made by D&B to the IRS, net of any related tax benefits, in excess of the first $397,000 which is payable by D&B and/or IMS Health.

     The IRS is currently reviewing D&B's utilization of certain capital losses during 1989 and 1990. D&B has stated that it intends to vigorously defend its position against any assessment that may be made in the future regarding this transaction. However, if an assessment is made and should the IRS prevail, in the opinion of management the impact of this transaction would not have a material effect on the results of operations, cash flows or financial position of Nielsen Media Research.

     In accordance with the Distribution Agreement, Nielsen Media Research's aggregate liability to IMS Health for payments in respect of the IRI Action and its share of any future D&B tax and interest payments relating to the tax uncertainties referred to in the paragraphs above shall not exceed $125,000 and is not payable until 2001.

     Management is unable to predict at this time the final outcome of the IRI Action, the amount of or any future D&B tax and interest payments and whether the resolution of such matters could materially affect Nielsen Media Research's results of operations, cash flows or financial position.

NIELSEN MEDIA RESEARCH, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenue for the first quarter increased by 13.6% to $109,175 from $96,064 for the first quarter of the prior year. National revenues were fueled by the launch of the new Pax-TV network in September 1998, the addition of two new cable networks, and increased sales of special analysis and derivative products. Local revenues benefited from the introduction of electronic measurement in six markets in 1998 and new station clients, including Pax-TV affiliates.

Operating costs and selling and administrative expenses for the first quarter of 1999 increased by 10.6% to $74,816 from $67,625 for the first quarter of the prior year. Excluding Year 2000 compliance costs of $2,630 and $3,185 for the first quarter of 1999 and 1998, respectively, operating costs and selling and administrative expenses increased 12.0%, reflecting an increase in investment spending, offset, in part, by a reduction in corporate overhead expenses.

Operating income increased by 19.5% to $25,465 for the first quarter of 1999 compared with $21,317 for the first quarter of the prior year. Operating income growth reflects a decline in spending for Year 2000 compliance costs of $555. Excluding Year 2000 compliance costs in both periods, operating income for the first quarter of 1999 increased by 14.7%.

Interest expense of $3,296 was incurred during the first quarter of 1999 in conjunction with funds borrowed in connection with the Distribution.

Non-operating income for the first quarter of 1998 included a gain of $ 3,185 from the sale of marketable securities.

The Company's effective tax rate was 41.9% for the first quarter of 1999 and 1998.

The Company's net income for the first quarter decreased by 9.6% to $12,880 from $14,246 in the first quarter of the prior year, reflecting the factors discussed above, particularly the incurrence of interest expense in the first quarter of 1999, and the absence of the gain from the sale of marketable securities in the first quarter of 1999.

Basic earnings per share for the first quarter decreased 11.5% to $0.23 from $0.26 for the first quarter of the prior year. Diluted earnings per share for the first quarter decreased 16.0% to $.21 from $.25 for the first quarter of 1998.

NIELSEN MEDIA RESEARCH, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

CHANGES IN FINANCIAL POSITION AT MARCH 31, 1999 COMPARED WITH DECEMBER 31, 1998

     Deferred Charges and Intangibles decreased to $16,406 at March 31, 1999 from $22,234 at December 31, 1998 principally due to a decrease in the deferred unrealized loss on the Company's interest rate hedge.

     Accounts Payable and Accrued and Other Current Liabilities decreased to $59,557 at March 31, 1999 from $67,718 at December 31, 1998 primarily due to a decline in the deferred unrealized loss on the Company's interest rate hedge and the payment of year-end bonuses.


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Cash and cash equivalents totaled $6,054 and $4,004 at March 31, 1999 and 1998, respectively.

     Net cash provided by operating activities was $24,493 and $21,481 for the three months ended March 31, 1999 and 1998, respectively. The increase of $3,012 primarily reflects increased depreciation and amortization, a greater provision for current and deferred income taxes and a decrease in other operating assets and liabilities, offset, in part, by a decrease in net income, a greater increase in accounts receivable driven by increased revenue and a decrease in accounts payable compared with an increase in the prior year.

     Net cash used in investing activities was $9,360 and $14,944 for the three months ended March 31, 1999 and 1998, respectively. The decrease of $5,584 primarily reflects lower increases in property, plant and equipment and intangibles, due to timing of expenditures.

     Net cash used in financing activities was $16,850 and $8,530 for the three months ended March 31, 1999 and 1998, respectively. The increase of $8,320 was due primarily to repayment of bank borrowings, offset by proceeds from stock option plans and a decrease in transfers to Cognizant Corporation.

NIELSEN MEDIA RESEARCH, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (DOLLAR AMOUNTS IN THOUSANDS)

IMPACT OF THE YEAR 2000 ISSUE

Many existing computer systems, software applications and embedded computer chips use two digits, rather than four, to record years, e.g., "98" instead of "1998". Unless modified, such systems will not properly record or interpret years after 1999, which could result in system failures or miscalculations causing disruption of business operations, including, among other things, an inability to process transactions, deliver reports, send invoices, or engage in similar normal business activities. This is known as the Year 2000 Issue.

     The Company began to address the Year 2000 Issue in 1996. The Company determined that most of its significant information technology ("IT") systems, as well as production operations applications that interface with its core IT systems, could be affected and significant portions of software needed to be modified or replaced so that those systems and applications would properly utilize dates beyond December 31, 1999. Affected systems and processes include software applications and computer software and hardware that sample, collect, process, report, and deliver television ratings and audience estimates to the television marketplace in the U.S. and Canada.

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

     To date, the Company has devoted substantially all of its Year 2000 efforts to modifying and testing its business-critical processes and computer systems to be Year 2000 ready by September 30, 1999. As of March 31, 1999, for its IT exposures, the Company has completed 100% of its assessments and was more than 80% complete in the implementation phase. The target to complete the modifications and testing of the remaining business-critical IT software is September 30, 1999. As of March 31, 1999, the Company has also completed 100% of its assessments and more than 70% of the modifications and testing of the non-business-critical software, (which includes certain IT software as well as applications supported and used by production operations departments that interface with the IT systems), as well as completed customer notifications of discontinued and replaced products. The target to complete the modifications and testing of the non-business-critical software is also September 30, 1999. The Company completed two of four planned enterprise-wide system tests, which confirmed that work done to date has been accurate and effective. All four enterprise-wide system tests are scheduled to be completed by September 30, 1999.

NIELSEN MEDIA RESEARCH, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (DOLLAR AMOUNTS IN THOUSANDS)

IMPACT OF THE YEAR 2000 ISSUE (CONTINUED)

     Third parties, including data providers, users of the Company's data, and application vendors, have been queried about their Year 2000 readiness. To date, the Company is not aware of any anticipated Year 2000-related failures. Failures by data providers to be Year 2000 ready could disrupt the flow of data used in the Company's products. Failures by users could hinder their ability to make use of the Company's products. Failures by application vendors could impact certain product delivery schedules until corrected. While the Company believes most companies it deals with are addressing the issue, it is unable to determine the effect, if any, such failures might have on the Company's business or future results of operations.

     The Company also relies on local and long-distance telecommunications companies throughout the U.S. and Canada to transmit viewing data from its television meters to its computer systems for processing. Given the large number of telephone companies serving the households where the Company's meters are installed, the Company may not be able to assess the extent to which telecommunications failures will occur. Scattered or short-lived telecommunications outages will be unlikely to materially impair the Company's ability to deliver television ratings. A serious telecommunications failure, however, could significantly interrupt the Company's delivery of ratings data to its metered ratings customers, and, if the failure were lengthy, data could be lost.

     The assessment of embedded computer chips relating to building facilities, mailing, and print shop equipment is well under way. The Company expects to complete the resolution of any issues by July 1999.

     The Company is utilizing both internal and external resources to address the Year 2000 issue. This project is estimated to cost $19,625 and is being funded through operating cash flows. The operating income impact of the Year 2000 project was $9,944 and $2,681 in 1998 and 1997, respectively. Based on current information, the operating income impact of the Year 2000 project for the full year 1999 is expected to be approximately $7,000.

     The Company is actively engaged in contingency planning for potential internal and external disruptions. For each area of the business, employees have been identified as "risk managers" to be responsible for executing recovery plans, as necessary. The Company is in the process of developing a communication plan for employees, customers, vendors, and cooperating households by September 30, 1999 concerning possible disruptions and our planned response.

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

NON-U.S. OPERATING RESULTS AND MONETARY ASSETS

     The Company operates in the U.S. and Canada. Approximately 3% of the Company's revenues during the quarters ended March 31, 1999 and 1998 were derived from its Canadian operations. As a result, fluctuations in the value of the Canadian dollar relative to the U.S. dollar do not significantly affect the Company's results of operations. Non-U.S. monetary assets are maintained in Canadian dollars. Changes in the value of this currency relative to the U.S. dollar are charged or credited to Shareholders' Equity. The effects of exchange rate changes during the three months ended March 31, 1999 and for the year ended December 31, 1998 were not material.


MARKET RISK SENSITIVE INSTRUMENTS

     The Company is exposed to market risk through its variable-rate short-term bank borrowings. The Company intends to refinance a substantial portion of its variable-rate bank borrowings and issue fixed-rate long-term debt securities. Accordingly, the Company has entered into an interest rate hedge agreement to manage its exposure to changes in interest rates on a portion of the anticipated issuance. At March 31, 1999, the notional amount of the interest rate hedge agreement was $125,000 and the deferred unrealized loss thereon was $3,728.

     The Company's sensitivity to losses due to interest rate risk is calculated utilizing estimates of the termination value of the company's interest rate hedge agreement and the present value of changes in interest on its short-term bank borrowings based upon an assumed 10% increase or decrease in interest rates from their March 31, 1999 levels. Assuming an instantaneous decrease in interest rates of 10% from the March 31, 1999 levels, the unrealized loss on the Company's interest rate hedge agreement and short-term bank borrowings would be $ 8,998. Assuming an instantaneous increase in interest rates of 10% from the March 31, 1999 levels, there would be an unrealized gain on the Company's interest rate hedge agreement and short-term bank borrowings of $ 1,290.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's existing balances of cash and cash equivalents, and cash generated from operations and debt capacity, are expected to be sufficient to meet Nielsen Media Research's long-term and short-term cash requirements including continued investment in the business. The Company intends to refinance its short-term bank borrowing facility in 1999 and replace a significant portion of such borrowings with fixed-rate long-term debt securities.

NIELSEN MEDIA RESEARCH, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (DOLLAR AMOUNTS IN THOUSANDS)

FORWARD LOOKING STATEMENTS

     Certain statements under the caption "Impact of the Year 2000 Issue" and "Liquidity and Capital Resources" are forward-looking. These may be identified by the use of forward-looking words or phrases, such as "believe," "expect," "intend," "should," "could," "estimated," "target," "efforts" and "scheduled," among others. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's assessment of the Year 2000 Issue to differ materially from its actual impact. These risks and uncertainties include, but are not limited to, the complexity involved in ascertaining all situations in which the Year 2000 Issue may arise; the availability and cost of personnel trained in this area of expertise; the receipt and the reliability of responses from users, suppliers and others to whom compliance inquiries are being made; the success of users and suppliers in addressing the Year 2000 Issue; and the possibility of unforeseen events that could delay timely implementation of the Company's Year 2000 project. In addition, factors that could cause actual results to differ materially from the forward-looking statements relating to liquidity and capital resources include, but are not limited to, the results of litigation and other contingencies affecting the Company, deterioration in economic conditions, and the ability to obtain future financing on satisfactory terms.

ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of an exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, or an unrecognized foreign-currency-denominated forecasted transaction. The Company will be required to implement SFAS 133 beginning January 1, 2000. The Company expects that the adoption of this pronouncement will not have a material effect on the Company's financial position, results of operations or cash flows.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          27    Financial Data Schedule
                (Filed Electronically)

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

NIELSEN MEDIA RESEARCH, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NIELSEN MEDIA RESEARCH, INC.




Date: May _____,                   By:
                                      ------------------------------------------
                                      Thomas W. Young
                                      Executive Vice President & Chief Financial
                                      Officer


                                   By:
                                      ------------------------------------------
                                      Stuart J. Goldshein
                                      Vice President and Controller