Form 10-Q
period 1999-06-30
NIELSEN MEDIA RESEARCH INC
filed 1999-08-09
CIK 1019876

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

                        Commission file number 001-12275


                          NIELSEN MEDIA RESEARCH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  06-1450569
        ------------------------            ------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

   299 PARK AVENUE, NEW YORK, NEW YORK                       10171
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (212) 708-7500


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Title of Class                      Shares Outstanding
          ------------------------                  at June 30, 1999
               COMMON STOCK,                       ------------------
          PAR VALUE $.01 PER SHARE                    57,577,469


================================================================================

                          NIELSEN MEDIA RESEARCH, INC.

                               INDEX TO FORM 10-Q

                                                                         PAGE(S)
                                                                         -------
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements ............................................   3

     Condensed Consolidated Statements of Income (Unaudited)
       Three Months Ended June 30, 1999 and 1998 .........................  3
       Six Months Ended June 30, 1999 and 1998 ...........................  4

     Condensed Consolidated Statements of Financial Position (Unaudited)
       June 30, 1999  and December 31, 1998 ..............................  5

     Condensed Consolidated Statements of Cash Flows (Unaudited)
       Six Months Ended June 30, 1999 and 1998 ...........................  6

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ........................................ 12

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders ............ 19

Item 6. Exhibits and Reports on Form 8-K ................................. 19

SIGNATURES ............................................................... 20

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


NIELSEN MEDIA RESEARCH, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months
                                                                     Ended
                                                                    June 30,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Operating Revenue ......................................  $    110,743    $     97,931

Operating Costs ........................................        55,007          46,118
Selling and Administrative Expenses ....................        19,999          21,009
Depreciation and  Amortization .........................         9,008           7,791
                                                          ------------    ------------
Operating Income .......................................        26,729          23,013
                                                          ------------    ------------

Interest Expense - Net .................................        (3,267)              0
Gain on Sale of Marketable Securities ..................             0           2,415
                                                          ------------    ------------
Non-Operating (Expense) Income .........................        (3,267)          2,415
                                                          ------------    ------------

Income Before Provision for Taxes ......................        23,462          25,428
Provision for Income Taxes .............................        (9,831)        (10,654)
                                                          ------------    ------------
Net Income .............................................  $     13,631    $     14,774
                                                          ============    ============


Earnings Per Share of Common Stock-Basic ...............  $       0.24    $       0.27
Earnings Per Share of Common Stock-Diluted .............  $       0.22    $       0.25

Weighted Average Number of Shares Outstanding-Basic ....    57,397,000      54,437,000
Dilutive Effect of Stock Option Plans ..................     5,013,000       4,683,000
                                                          ------------    ------------
Weighted Average Number of Shares Outstanding-Diluted ..    62,410,000      59,120,000
                                                          ============    ============


              See accompanying notes to the condensed consolidated
                       financial statements (unaudited).

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


NIELSEN MEDIA RESEARCH, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Six Months
                                                                     Ended
                                                                    June 30,
                                                          ----------------------------
                                                              1999             1998
                                                          ------------    ------------
Operating Revenue ......................................  $    219,918    $    193,995

Operating Costs ........................................       111,185          93,312
Selling and Administrative Expenses ....................        38,638          41,440
Depreciation and  Amortization .........................        17,901          14,913
                                                          ------------    ------------
Operating Income .......................................        52,194          44,330
                                                          ------------    ------------

Interest Expense - Net .................................        (6,562)              0
Gain on Sale of Marketable Securities ..................             0           5,600
                                                          ------------    ------------
Non-Operating (Expense) Income .........................        (6,562)          5,600
                                                          ------------    ------------

Income Before Provision for Taxes ......................        45,632          49,930
Provision for Income Taxes .............................       (19,120)        (20,921)
                                                          ------------    ------------
Net Income .............................................  $     26,512    $     29,009
                                                          ============    ============


Earnings Per Share of Common Stock-Basic ...............  $       0.46    $       0.53
Earnings Per Share of Common Stock-Diluted .............  $       0.43    $       0.49

Weighted Average Number of Shares Outstanding-Basic ....    57,046,000      54,343,000
Dilutive Effect of  Stock Option Plans .................     4,700,000       5,305,000
                                                          ------------    ------------
Weighted Average Number of Shares Outstanding-Diluted ..    61,746,000      59,648,000
                                                          ============    ============


              See accompanying notes to the condensed consolidated
                       financial statements (unaudited).

NIELSEN MEDIA RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)


                                                         June 30,   December 31,
                                                           1999         1998
                                                       -----------  ------------
ASSETS

Current Assets
  Cash and Cash Equivalents ..........................  $  11,197    $   7,799
  Accounts Receivable-Net ............................     55,572       54,392
  Other Current Assets ...............................      7,343        6,092
                                                        ---------    ---------
      Total Current Assets ...........................     74,112       68,283
                                                        ---------    ---------
Property, Plant and Equipment-Net ....................     70,495       68,286
Computer Software ....................................     50,028       50,575
Deferred Charges and Intangibles .....................     13,934       22,234
Other Assets .........................................     24,860       22,787
                                                        ---------    ---------
Total Assets .........................................  $ 233,429    $ 232,165
                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY  (DEFICIT)

Current Liabilities
  Accounts Payable ...................................  $   9,424    $  12,965
  Accrued and Other Current Liabilities ..............     45,118       54,753
  Accrued Income Taxes ...............................        781        2,822
  Deferred Revenues ..................................      1,755        2,276
  Short-term Debt ....................................          0      225,000
                                                        ---------    ---------
      Total Current Liabilities ......................     57,078      297,816
                                                        ---------    ---------
Other Liabilities ....................................     11,854        9,273
Deferred Income Taxes ................................     52,151       47,938
Long-term Debt .......................................    215,000       25,000
                                                        ---------    ---------
Total Liabilities ....................................    336,083      380,027
                                                        ---------    ---------

Shareholders' Equity (Deficit)
  Common Stock .......................................        576          570
  Capital Surplus ....................................      6,568            0
  Treasury Stock .....................................          0      (11,121)
  Distribution in Excess of Net Book Value............   (163,542)    (163,542)
  Retained Earnings ..................................     51,774       25,261
  Cumulative Translation Adjustment ..................      1,049          970
  Unrealized Gains on Investments ....................        921            0
                                                        ---------    ---------
      Total Shareholders' Equity (Deficit)............   (102,654)    (147,862)
                                                        ---------    ---------
Total Liabilities and Shareholders' Equity (Deficit)..  $ 233,429    $ 232,165
                                                        =========    =========


              See accompanying notes to the condensed consolidated
                        financial statements (unaudited).

NIELSEN MEDIA RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (DOLLAR AMOUNTS IN THOUSANDS)

                                                               Six Months
                                                                 Ended
                                                                June 30,
                                                         ----------------------
                                                            1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ...........................................   $  26,512    $  29,009
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
  Depreciation and Amortization ......................      17,901       14,913
  Provision for Deferred Income Taxes ................       4,213        4,584
Changes in Operating Assets and Liabilities:
  Increase in Accounts Receivable ....................      (1,146)      (6,075)
  Change In Deferred Charges and
    Accrued and Other Current Liabilities ............      (1,078)      14,623
  (Decrease) / Increase in Accounts Payable ..........      (3,555)       2,354
  Decrease in Accrued Income Taxes ...................      (2,067)        (779)
  Change in Other Operating Assets and Liabilities ...       2,349       (3,611)
                                                         ---------    ---------
Net Cash Provided by Operating Activities ............      43,129       55,018
                                                         ---------    ---------

Cash Flows from Investing Activities:
  Capital Expenditures ...............................     (12,027)     (15,839)
  Additions to Computer Software .....................      (8,899)     (13.292)
  Additions to Intangibles ...........................      (1,628)      (6,024)
  Other ..............................................        (323)        (801)
                                                         ---------    ---------
Net Cash Used in Investing Activities ................     (22,877)     (35,956)
                                                         ---------    ---------

Cash Flows from Financing Activities:
  Third Party Limited Partnership Investment .........           0       25,000
  Bank Borrowings ....................................           0      275,000
  Issuance of Long-term Notes ........................     150,000            0
  Repayment of Bank Borrowings .......................    (185,000)           0
  Proceeds from Stock Plans and Other
    Financing Activities .............................      18,108            0
  Transfers to Cognizant Corporation .................           0     (307,326)
                                                         ---------    ---------
Net Cash Used in Financing Activities ................     (16,892)      (7,326)
                                                         ---------    ---------

Effect of Exchange Rate Changes on Cash and Cash         ---------    ---------
  Equivalents ........................................          38          (14)
                                                         ---------    ---------
Increase in Cash and Cash Equivalents ................       3,398       11,722
Cash and Cash Equivalents, Beginning of Year .........       7,799        5,993
                                                         ---------    ---------
Cash and Cash Equivalents, End of Period .............   $  11,197    $  17,715
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

      The consolidated financial statements generally reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements exclude pro-forma interest income and expense for the three and six months ended June 30, 1998. The financial statements include allocations of Cognizant corporate and other expenses relating to Nielsen Media Research's business for the three and six months ended June 30, 1998. Management believes that these allocations are reasonable. However, the financial information included herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company if the Company had been a separate entity as of June 30, 1998 and during the three and six month periods ended June 30, 1998.

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)


NOTE 3. COMPREHENSIVE INCOME

     Comprehensive income includes net income and changes in foreign currency translation adjustments, and unrealized gains on investments. Total comprehensive income and its components for the three and six months ended June 30, 1999 and 1998 are as follows:

                                              Three Months                     Six Months
                                                 Ended                           Ended
                                                June 30,                        June 30,
                                         -----------------------        -----------------------
                                           1999           1998            1999           1998
                                         --------       --------        --------       --------
Net Income ..........................    $ 13,631       $ 14,774        $ 26,512       $ 29,009
Change in Foreign Currency
  Translation Adjustment ............          55            380              79            218
Change in Unrealized Gains on
  Investments .......................         921          1,644             921          1,644
                                         --------       --------        --------       --------
Total  Comprehensive Income .........    $ 14,607       $ 16,798        $ 27,512       $ 30,871
                                         ========       ========        ========       ========


NOTE 4. ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of an exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, or an unrecognized foreign-currency-denominated forecasted transaction. The Company will be required to implement SFAS 133 beginning January 1, 2001. The Company expects that the adoption of this pronouncement will not have a material effect on the Company's financial position, results of operations or cash flows.

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT--(CONTINUED)
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)


NOTE 5. DEBT

      During the second quarter of 1999, the Company completed a public offering of $150,000 of 7.60% senior notes due 2009 (the "Notes"). Proceeds from the offering were used to repay existing indebtedness under the Company's bank credit facilities. The Notes contain certain restrictive covenants.

      In connection with the Distribution in 1998, the Company borrowed $275,000 under an unsecured revolving credit facility ("Revolving Credit Facility") provided by a group of lenders led by The Chase Manhattan Bank. The Revolving Credit Facility consisted of two tranches: a 364-Day $225,000 tranche and a Three-Year $100,000 tranche. As of June 30, 1999, $40,000 of the Three-Year tranche was outstanding. During the second quarter of 1999, the outstanding balance under the 364-Day tranche of $150,000 was repaid using the proceeds from the Notes and the 364-Day facility was terminated. The outstanding commitments under the Three-Year tranche will mature on June 15, 2001. Interest under the Revolving Credit Facility is based upon the London Interbank Offered (LIBO) Rate plus a spread. The weighted average interest rate on the Revolving Credit Facility was 5.32% on June 30, 1999. The Revolving Credit Facility contains certain restrictive covenants and requires the Company to maintain certain specified minimum ratios.

      In 1998, the Company entered into an agreement to hedge against an increase in interest rates in anticipation of the issuance of the Notes. The hedge agreement had a notional amount of $125,000 and was settled in June 1999 when the Notes were issued. The Company has deferred a $1,966 realized gain on the settlement of the hedge, which has been recorded as a deferred credit within the caption "Other Liabilities" and is being recognized as an adjustment to interest expense over the life of the Notes.

      The Company and one of its subsidiaries participate in a limited partnership, one of which serves as general partner. In June 1998, a third party investor contributed $25,000 to the partnership in exchange for a limited partnership interest. The partnership is obligated to make distributions to the third party limited partner of approximately 6.26% per annum. The third party limited partner has the ability to terminate the partnership at December 31, 2000, unless, at that time, one or more of the other partners elect to purchase the entire limited partner interest of the third party limited partner. The partnership licenses computer software.

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)


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

NIELSEN MEDIA RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)


NOTE 6. LITIGATION AND CONTINGENCIES--(CONTINUED)

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

      Management is unable to predict at this time the final outcome of the IRI Action, the amount of any future D&B tax and interest payments and whether the resolution of such matters could materially affect Nielsen Media Research's results of operations, cash flows or financial position.

NIELSEN MEDIA RESEARCH, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenue for the second quarter of 1999 increased by 13.1% to $110,743 from $97,931 for the second quarter of the prior year. National revenues continue to benefit from the September 1998 launch of the Paxson network, an expanded number of customers for derivative products and the addition of two new cable networks. Local revenues continued to benefit from the six new markets metered in 1998 and were further boosted by the addition of two new metered markets (Norfolk and Oklahoma City) in April 1999. This brings the total number of local markets using "set meters" to provide daily audience estimates to 46.

Operating costs and selling and administrative expenses for the second quarter of 1999 increased by 11.7% to $75,006 from $67,127 for the second quarter of the prior year. Excluding Year 2000 compliance costs of $2,352 and $2,415 for the second quarter of 1999 and 1998, respectively, operating costs and selling and administrative expenses increased 12.3%, reflecting an increase in investment spending, offset, in part, by a reduction in corporate overhead expenses.

Operating income increased by 16.1% to $26,729 for the second quarter of 1999 compared with $23,013 for the second quarter of the prior year. Operating income growth reflected a decline in spending for Year 2000 compliance costs of $63. Excluding Year 2000 compliance costs in both periods, operating income for the second quarter of 1999 increased by 14.4%.

Interest expense of $3,267 was incurred during the second quarter of 1999 in conjunction with funds borrowed in connection with the Distribution.

Non-operating income for the second quarter of 1998 included a gain of $2,415 from the sale of marketable securities.

The Company's effective tax rate was 41.9% for the second quarter of 1999 and 1998.

The Company's net income for the second quarter decreased by 7.7% to $13,631 from $14,774 for the second quarter of the prior year, reflecting the factors discussed above, particularly the incurrence of interest expense in the second quarter of 1999, and the absence of the gain from the sale of marketable securities in the second quarter of 1999.

Basic earnings per share for the second quarter of 1999 decreased 11.1% to $0.24 from $0.27 for the second quarter of the prior year. Diluted earnings per share for the second quarter of 1999 decreased 12.0% to $0.22 from $0.25 for the second quarter of 1998.

NIELSEN MEDIA RESEARCH, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenue for the first six months of 1999 increased by 13.4% to $219,918 from $193,995 for the comparable period of the prior year. National revenues continue to benefit from the September 1998 launch of the Paxson network, an expanded number of customers for derivative products and the addition of two new cable networks. Local revenues continued to benefit from the six new markets metered in 1998 and the addition of two new metered markets (Norfolk and Oklahoma City) in April 1999. This brings the total number of local metered markets to 46.

Operating costs and selling and administrative expenses for the first six months of 1999 increased by 11.2% to $149,823 from $134,752 for the comparable period of the prior year. Excluding Year 2000 compliance costs of $4,982 and $5,600 for the six months of 1999 and 1998, respectively, operating costs and selling and administrative expenses increased 12.1%, reflecting an increase in investment spending, offset, in part, by a reduction in corporate overhead expenses.

Operating income increased by 17.7% to $52,194 for the first six months of 1999 compared with $44,330 for the first six months of the prior year. Operating income growth reflected a decline in spending for Year 2000 compliance costs of $618. Excluding Year 2000 compliance costs in both periods, operating income for the first six months of 1999 increased by 14.5%.

Interest expense of $6,562 was incurred during the first six months of 1999 in conjunction with funds borrowed in connection with the Distribution.

Non-operating income for the first six months of 1998 included a gain of $5,600 from the sale of marketable securities.

The Company's effective tax rate was 41.9% for the first six months of 1999 and 1998.

The Company's net income for the first six months of 1999 decreased by 8.6% to $26,512 from $29,009 in the comparable period of the prior year, reflecting the factors discussed above, particularly the incurrence of interest expense in the first six months of 1999, and the absence of the gain from the sale of marketable securities in the first six months of 1999.

Basic earnings per share for the first six months of 1999 decreased 13.2% to $0.46 from $0.53 for the comparable period of the prior year. Diluted earnings per share for the first six months of 1999 decreased 12.2% to $0.43 from $0.49 for the first six months of 1998.

NIELSEN MEDIA RESEARCH, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS==(CONTINUED)
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998

      Cash and cash equivalents totaled $11,197 and $17,715 at June 30, 1999 and 1998, respectively.

      Net cash provided by operating activities was $43,129 and $55,018 for the six months ended June 30, 1999 and 1998, respectively. The decrease of $11,889 primarily reflects the absence of an increase in liabilities attributable to the 1998 Distribution.

      Net cash used in investing activities was $22,877 and $35,956 for the six months ended June 30, 1999 and 1998, respectively. The decrease of $13,079 primarily reflects lower expenditures for property, plant and equipment, software, and intangibles, due to timing of such expenditures.

      Net cash used in financing activities was $16,892 and $7,326 for the six months ended June 30, 1999 and 1998, respectively. The increase of $9,566 was due primarily to a net repayment of debt, offset in part, by proceeds from stock option plans during the first six months of 1999, and the absence of transfers to Cognizant Corporation, which included $300,000 of bank borrowings and limited partnership investment incurred in connection with the Distribution in 1998.


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

NIELSEN MEDIA RESEARCH, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
        (DOLLAR AMOUNTS IN THOUSANDS)

IMPACT OF THE YEAR 2000 ISSUE (CONTINUED)

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

        As of June 30, 1999, for its business-critical IT exposures, the Company has completed 100% of its assessments and was more than 85% complete in the implementation phase. The Company has also completed 100% of its assessments and more than 90% of the modifications and testing of the non-business-critical software (which includes certain IT software as well as applications supported and used by production operations departments that interface with the IT systems), as well as completed customer notifications of discontinued and replaced products. The target to complete the modifications and testing of the Company's software is September 30, 1999. The Company has completed two of four planned enterprise-wide system tests, which confirmed that work done to date has been accurate and effective. The last two tests are in the final stages of validation, and all four enterprise-wide system tests are scheduled to be completed by September 30, 1999.

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

NIELSEN MEDIA RESEARCH, INC.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
        (DOLLAR AMOUNTS IN THOUSANDS)

IMPACT OF THE YEAR 2000 ISSUE (CONTINUED)

        The assessment of embedded computer chips relating to building facilities, mailing, and print shop equipment is complete and the risk of failure of such embedded chips was determined to be low. The items identified for replacement are minor, have a manual workaround, and are not anticipated to impact normal business operations.

        The Company is utilizing both internal and external resources to address the Year 2000 issue. This project is estimated to cost $20,325 and is being funded through operating cash flows. The operating income impact of the Year 2000 project was $9,944 and $2,681 in 1998 and 1997, respectively. Based on current information, the operating income impact of the Year 2000 project for the full year 1999 is expected to be approximately $7,700.

        The Company is actively engaged in contingency planning for potential internal and external disruptions. These plans focus on the impact to customers, vendors and employees of disruptions in products, supplies, or internal operations, and include, but are not limited to, the development of emergency backup and recovery procedures, staffing to react to unforeseen events, replacement of electronic applications with manual processing in the event of system disruptions, the testing and addition of backup generators as alternate power sources in some offices, and increases in supply inventory.

        The Company is also establishing an operational command center to coordinate the year-end rollover from 1999 to 2000. For each area of the business, employees have been identified as risk managers to be responsible for developing and executing recovery plans, as necessary.

        The Company believes the most likely worst case scenarios in the event of a Year 2000 disruption would involve the temporary inability to collect viewing or lineup data due to communications interruptions, resulting in late or incomplete data delivery, or the inability of some customers to pay on a timely basis.

        The Company believes that its mitigation and remediation efforts will avoid major disruptions in its business activities; however, the Company remains dependant on the ability of third parties, particularly data providers, customers and utilities, to perform as required. Although the Company has implemented the actions described above to address these issues, it is not able to insure uninterrupted performance or that a contingency plan will adequately address the immediate or long term effects of a system failure or business disruption.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
        (DOLLAR AMOUNTS IN THOUSANDS)

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


NON-U.S. OPERATING RESULTS AND MONETARY ASSETS

        The Company operates in the U.S. and Canada. Approximately 3% of the Company's revenues during the three and six months ended June 30, 1999 and 1998 were derived from its Canadian operations. As a result, fluctuations in the value of the Canadian dollar relative to the U.S. dollar do not significantly affect the Company's results of operations. Non-U.S. monetary assets are maintained in Canadian dollars. Changes in the value of this currency relative to the U.S. dollar are charged or credited to Shareholders' Equity. The effects of exchange rate changes during the three and six months ended June 30, 1999 and 1998 were not material.

MARKET RISK SENSITIVE INSTRUMENTS

        The Company is exposed to market risk on its Revolving Credit Facility, which consists of a Three-Year tranche, which matures on June 15, 2001.

        The Company's sensitivity to changes in interest rates is calculated by determining the impact on interest expense attributable to the amount outstanding under its Revolving Credit Facility as of June 30, 1999 based upon an assumed 10% increase, (or decrease), in interest rates from their June 30, 1999 levels. Any such 10% increase, (or decrease), would result in an approximate annual increment in, (or a decline in), interest expense of $300 or approximately $600 over the remaining life of the Revolving Credit Facility.


LIQUIDITY AND CAPITAL RESOURCES

The Company's existing balances of cash and cash equivalents, and cash generated from operations and debt capacity, are expected to be sufficient to meet Nielsen Media Research's long-term and short-term cash requirements including continued investment in the business. In 1999, the Company has refinanced its short-term bank borrowing facility and replaced $150 million of such borrowings with fixed-rate long-term debt securities.

NIELSEN MEDIA RESEARCH, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
        (DOLLAR AMOUNTS IN THOUSANDS)

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

ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of an exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, or an unrecognized foreign-currency-denominated forecasted transaction. The Company will be required to implement SFAS 133 beginning January 1, 2001. The Company expects that the adoption of this pronouncement will not have a material effect on the Company's financial position, results of operations or cash flows.

NIELSEN MEDIA RESEARCH, INC.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Nielsen Media Research, Inc. was held on April 13, 1999.

The following nominees for Directors of the Company named in the Proxy Statement dated March 9, 1999 were elected at the meeting:

                                                           Number of votes:
                             Expiration of Term           for         withheld
                          -------------------------   -----------     ---------
William G. Jacobi            2002 Annual Meeting       48,918,972      98,033
John A. Dimling              2002 Annual Meeting       48,928,980      88,025
M.Bernard Puckett            2002 Annual Meeting       48,912,666     104,339
Ronald Townsend              2001 Annual Meeting       48,908,595     108,410

The votes in favor of the election of the nominees represented at least 99.7% of the shares present at the meeting.

The following directors were elected prior to the April 13, 1999 meeting, and continue to serve as members of the Nielsen Media Research, Inc. Board of
Directors:

                             Expiration of Term
                          -------------------------
James R. Craigie             2000 Annual Meeting
Peter A. Lund                2000 Annual Meeting
Michael D. Moore             2001 Annual Meeting
Robert E. Weissman           2001 Annual Meeting


Approval of the appointment of PricewaterhouseCoopers LLP as Independent Accountants to audit the Company's financial statements for 1999 was approved at the April 13, 1999 meeting by the following vote:

                               For              Against          Abstain
                          --------------     ------------     ------------

Number of Shares            48,957,944           33,710           25,351


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:
            27    Financial Data Schedule
                  (Filed Electronically)

     (b)    Reports on Form 8-K
            A report on Form 8-K was filed on June 25, 1999 to report under Item 5, Other Events, the issuance of $150,000,000 aggregate principal amount of a 7.60% Note due 2009 and under Item 7, Exhibit 99.1 a copy of the Form of Registered Security.

NIELSEN MEDIA RESEARCH, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NIELSEN MEDIA RESEARCH, INC.







Date: August __, 1999     By:
                              Thomas W. Young
                              Executive Vice President & Chief Financial Officer


                              --------------------------------------------------



                              Stuart J. Goldshein
                              Vice President and Controller


                              --------------------------------------------------