Form 10-Q
period 1999-09-30
NIELSEN MEDIA RESEARCH INC
filed 1999-11-15
CIK 1019876

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark one)

    (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

    ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


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

                               Yes X     No
                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 SHARES OUTSTANDING
              TITLE OF CLASS                     AT OCTOBER 27, 1999
              --------------                     -------------------
              Common Stock,                             1,000
         par value $.01 per share

================================================================================

                          NIELSEN MEDIA RESEARCH, INC.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                            PAGE(S)
                                                                         -------
Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
      Three Months Ended September 30, 1999 and 1998 ...................    3
      Nine Months Ended September 30, 1999 and 1998 ....................    4

Condensed Consolidated Statements of Financial Position (Unaudited)
      September 30, 1999 and December 31, 1998 .........................    5

Condensed Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 1999 and 1998 ....................    6

Notes to Condensed Consolidated Financial Statements (Unaudited) .......    7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................    14


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...............................    21


SIGNATURES .............................................................    22


                         PART I. FINANCIAL INFORMATION


ITEM I. FINANCIAL STATEMENTS

NIELSEN MEDIA RESEARCH, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Three Months
                                                                        Ended
                                                                    September 30,
                                                             --------------------------
                                                                1999           1998
                                                             -----------    -----------
Operating Revenue ........................................   $   112,704    $    99,394

Operating Costs ..........................................        55,824         46,669
Selling and Administrative Expenses ......................        17,302         18,745
Depreciation and  Amortization ...........................         9,357          7,979
                                                             -----------    -----------
Operating Income .........................................        30,221         26,001
                                                             -----------    -----------

Interest Expense -- Net ..................................        (3,960)        (4,353)
Gain on Sale of Marketable Securities ....................             0          1,170
                                                             -----------    -----------
Non-Operating Income .....................................        (3,960)        (3,183)
                                                             -----------    -----------

Income Before Provision for Taxes ........................        26,261         22,818
Provision for Income Taxes ...............................       (11,003)        (9,560)
                                                             -----------    -----------
Net Income ...............................................   $    15,258    $    13,258
                                                             ===========    ===========


Earnings Per Share of Common Stock -- Basic ..............   $      0.26    $      0.24
Earnings Per Share of Common Stock -- Diluted ............   $      0.24    $      0.23

Weighted Average Number of Shares Outstanding -- Basic ...    57,683,000     55,859.000
Dilutive Effect of Stock Option Plans ....................     5,384,000      2,147,000
                                                             -----------    -----------
Weighted Average Number of Shares Outstanding -- Diluted .    63,067,000     58,006,000
                                                             ===========    ===========

                   See accompanying notes to the condensed consolidated
                            financial statements (unaudited).

                              PART I. FINANCIAL INFORMATION


ITEM I. FINANCIAL STATEMENTS

NIELSEN MEDIA RESEARCH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Nine Months
                                                                        Ended
                                                                    September 30,
                                                             --------------------------
                                                                1999           1998
                                                             -----------    -----------
Operating Revenue ........................................   $   332,622    $   293,389

Operating Costs ..........................................       167,009        139,981
Selling and Administrative Expenses ......................        55,940         60,185
Depreciation and Amortization ............................        27,258         22,892
                                                             -----------    -----------
Operating Income .........................................        82,415         70,331
                                                             -----------    -----------

Interest Expense -- Net ..................................       (10,523)        (4,353)
Gain on Sale of Marketable Securities ....................             0          6,770
                                                             -----------    -----------
Non-Operating Income .....................................       (10,523)         2,417
                                                             -----------    -----------

Income Before Provision for Taxes ........................        71,892         72,748
Provision for Income Taxes ...............................       (30,122)       (30,481)
                                                             -----------    -----------
Net Income ...............................................   $    41,770    $    42,267
                                                             ===========    ===========


Earnings Per Share of Common Stock -- Basic ..............   $      0.73    $      0.77
Earnings Per Share of Common Stock -- Diluted ............   $      0.67    $      0.72

Weighted Average Number of Shares Outstanding -- Basic ...    57,258,000     54,848,000
Dilutive Effect of  Stock Option Plans ...................     4,928,000      4,252,000
                                                             -----------    -----------
Weighted Average Number of Shares Outstanding -- Diluted .    62,186,000     59,100,000
                                                             ===========    ===========

                   See accompanying notes to the condensed consolidated
                            financial statements (unaudited).

                          NIELSEN MEDIA RESEARCH, INC.


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                      September 30, December 31,
                                                           1999         1998
                                                      ------------   -----------
ASSETS

Current Assets
   Cash and Cash Equivalents .........................   $  17,952    $   7,799
   Accounts Receivable-Net ...........................      53,331       54,392
   Other Current Assets ..............................       5,981        6,092
                                                         ---------    ---------
       Total Current Assets ..........................      77,264       68,283
                                                         ---------    ---------
Property, Plant and Equipment-Net ....................      73,858       68,286
Computer Software ....................................      51,534       50,575
Deferred Charges and Intangibles .....................      13,947       22,234
Other Assets .........................................      33,433       22,787
                                                         ---------    ---------
Total Assets .........................................   $ 250,036    $ 232,165
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts Payable ..................................   $   8,203    $  12,965
   Accrued and Other Current Liabilities .............      49,515       54,753
   Accrued Income Taxes ..............................       3,069        2,822
   Deferred Revenues .................................       2,140        2,276
   Short-term Debt ...................................           0      225,000
                                                         ---------    ---------
       Total Current Liabilities .....................      62,927      297,816
                                                         ---------    ---------
Other Liabilities ....................................      12,263        9,273
Deferred Income Taxes ................................      59,788       47,938
Long-term Debt .......................................     200,000       25,000
                                                         ---------    ---------
       Total Liabilities .............................     334,978      380,027
                                                         ---------    ---------
Shareholders' Equity (Deficit)
   Common Stock ......................................         577          570
   Capital Surplus ...................................       8,893            0
   Treasury Stock ....................................           0      (11,121)
   Distribution in Excess of Net Book Value ..........    (163,542)    (163,542)
   Retained Earnings .................................      67,031       25,261
   Cumulative Translation Adjustment .................       1,066          970
   Unrealized Gains on Investments ...................       1,033            0
                                                         ---------    ---------
      Total Shareholders' Equity (Deficit) ...........     (84,942)    (147,862)
                                                         ---------    ---------
Total Liabilities and Shareholders' Equity (Deficit) .   $ 250,036    $ 232,165
                                                         =========    =========

              See accompanying notes to the condensed consolidated
                       financial statements (unaudited).

                               NIELSEN MEDIA RESEARCH, INC.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (DOLLAR AMOUNTS IN THOUSANDS)

                                                                         Nine Months
                                                                            Ended
                                                                        September 30,
                                                                   -----------------------
                                                                      1999         1998
                                                                   ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .....................................................   $  41,770    $  42,267
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
    Depreciation and Amortization ..............................      27,258       22,892
    Provision for Deferred Income Taxes ........................      12,251        8,266
Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable ............................       1,089        2,264
    Change In Deferred Charges and
       Accrued and Other Current Liabilities ...................       3,316       30,610
    Decrease in Accounts Payable ...............................      (4,778)      (5,531)
    Increase/(Decrease) in Accrued Income Taxes ................         215         (699)
    Change in Other Operating Assets and Liabilities ...........       3,700      (12,955)
                                                                   ---------    ---------
Net Cash Provided by Operating Activities ......................      84,821       87,114
                                                                   ---------    ---------

Cash Flows from Investing Activities:
    Capital Expenditures .......................................     (20,536)     (22,054)
    Additions to Computer Software .............................     (13,496)     (16,485)
    Additions to Intangibles ...................................      (2,832)      (9,366)
    Other ......................................................      (8,247)       4,152
                                                                   ---------    ---------
Net Cash Used in Investing Activities ..........................     (45,111)     (43,753)
                                                                   ---------    ---------

Cash Flows from Financing Activities:
    Third Party Limited Partnership Investment .................      25,000       25,000
    Bank Borrowings ............................................           0      275,000
    Issuance of Long-term Notes ................................     150,000            0
    Repayment of Bank Borrowings ...............................    (225,000)     (31,000)
    Proceeds from Stock Plans and Other Financing Activities ...      20,386            0
    Transfers to Cognizant Corporation .........................           0     (307,326)
                                                                   ---------    ---------
Net Cash Used in Financing Activities ..........................     (29,614)     (38,326)
                                                                   ---------    ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents ...          57          (26)
                                                                   ---------    ---------
Increase in Cash and Cash Equivalents ..........................      10,153        5,009
Cash and Cash Equivalents, Beginning of Year ...................       7,799        5,993
                                                                   ---------    ---------
Cash and Cash Equivalents, End of Period .......................   $  17,952    $  11,002
                                                                   =========    =========


  See accompanying notes to the condensed consolidated financial statements (unaudited).


                          NIELSEN MEDIA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

         The consolidated financial statements generally reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements exclude pro-forma interest income and expense for the six months ended June 30, 1998. The financial statements include allocations of Cognizant corporate and other expenses relating to Nielsen Media Research's business for the six months ended June 30, 1998. Management believes that these allocations are reasonable. However, the financial information included herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company if the Company had been a separate entity during the entire nine-month periods ended September 30, 1998.

                          NIELSEN MEDIA RESEARCH, INC.

                                  (UNAUDITED)

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 3. EVENT SUBSEQUENT TO SEPTEMBER 30, 1999

CHANGE IN CONTROL OF COMPANY

        On October 26, 1999, VNU N.V., a company organized under the laws of the Netherlands ("VNU"), through Niner Acquisition, Inc., a Delaware corporation and an indirect wholly owned subsidiary of VNU ("Purchaser"), accepted for purchase 54,733,956 shares of the common stock, par value $0.01 per share (the "Shares"), of Nielsen Media Research, Inc., a Delaware corporation (the "Company"), that had been validly tendered and not withdrawn (including shares tendered via guaranteed delivery) pursuant to Purchaser's tender offer for all of the outstanding Shares at $37.75 per Share, net to the seller in cash, without interest (the "Offer"). The Offer was made pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 15, 1999, as amended, by and among the Company, Purchaser and VNU USA, Inc., a New York corporation and a wholly owned subsidiary of VNU ("Parent"), which provides for, among other things, the making of the Offer by Purchaser and, following the consummation of the Offer, the merger of Purchaser with and into the Company (the "Merger"). The Shares purchased pursuant to the Offer constituted approximately 94.8% of the Shares then issued and outstanding. The aggregate purchase price for the Shares purchased pursuant to the Offer was $2,066,207. Purchaser obtained all funds needed for such purchase through VNU or its affiliates. VNU and its affiliates obtained such funds from cash-on-hand and short-term and long-term borrowings at market interest rates.

          On October 27, 1999, the Merger provided for by the Merger Agreement became effective. Pursuant to the Merger, Shares which were not validly tendered pursuant to the Offer and accepted for purchase by Purchaser (and whose holders have not sought appraisal of their Shares in accordance with applicable provisions of Delaware law) were converted into the right to receive $37.75 per Share, net to the seller in cash, upon delivery of appropriate documentation to the Paying Agent for the Merger. As a result of the Merger, Parent owns 100% of the outstanding Shares of the Company and the number of Shares of the Company was reduced to 1,000.

         In accordance with the Merger Agreement, on October 27, 1999, Gerald
S. Hobbs, Thomas A. Mastrelli, James Ross and Rob F. van den Bergh were named as members of the Board of Directors of the Company.

                          NIELSEN MEDIA RESEARCH, INC.

                                  (UNAUDITED)

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 4: INVESTMENT IN NETRATINGS, INC.

        During the third quarter of 1999, the Company invested a total of $10,264 in exchange for preferred stock (that were convertible into a total ownership interest of approximately 8.2% of fully diluted common shares outstanding at the time of the investment) in NetRatings, Inc, ("NRI") a privately held company in Milpitas, California. In addition, Nielsen Media Research holds 553,000 warrants at an exercise price of $7.20 per share, or $4,000. These warrants are exercisable at any time between January 1, 2000 and January 1, 2002. The Company also holds 6.0 million warrants at an exercise price of $12.0 per share, or an aggregate of $72,000. These warrants are exercisable at any time between January 1, 2002 and January 1, 2005. In the event of an Initial Public Offering ("IPO"), if the issuance price is less than $20.00 per share, the Company's exercise price for any of the outstanding 6.0 million warrants will be adjusted to 60% of the IPO price. The Company retains the right to exercise any or all outstanding warrants subsequent to the IPO in accordance with the agreed timetable.

        In September, 1999 NRI filed a registration statement with the Securities and Exchange Commission ("SEC") for an Initial Public Offering ("IPO"). Upon receiving SEC approval, and depending upon economic conditions, it is likely that the NRI IPO will occur prior to the end of 1999. In October 1999, the Company informed NRI that in connection with the IPO, the company would exercise its warrants and rights to obtain a 54% ownership in NRI. In November 1999, the Company and NRI agreed that in such event, NRI would cause a majority of its Board of Directors to compromise nominees of the Company. Depending upon the offering price of NRI shares at the time of the IPO, the Company's required cash outlay needed to obtain a 54% ownership in NRI would be approximately $175,000 to $225,000.

        The two companies have signed an agreement that calls for the formation of an operating committee to guide and coordinate development of the Nielsen//NetRatings Internet measurement service, which was launched March 22, 1999. An agreement covering research panel recruitment under which NetRatings, Inc. pays Nielsen Media Research for these services also has been signed.

                          NIELSEN MEDIA RESEARCH, INC.

                                   (UNAUDITED)

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in foreign currency translation adjustments, and unrealized gains on investments. Total comprehensive income and its components for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                        Three Months          Nine Months
                                            Ended               Ended
                                        September 30,        September 30,
                                      -----------------    ------------------
                                        1999      1998       1999      1998
                                      -------   -------    -------   -------
Net Income ........................   $15,258   $13,258    $41,770   $42,267
Change in Foreign Currency
  Translation Adjustment ..........        17       (33)        96       185
Change in Unrealized Gains on
  Investments .....................       112      (965)     1,033       679
                                      =======   =======    =======   =======
Total  Comprehensive Income .......   $15,387   $12,260    $42,899   $43,131
                                      =======   =======    =======   =======

NOTE 6. ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

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

                          NIELSEN MEDIA RESEARCH, INC.

                                   (UNAUDITED)

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 7. DEBT

         During the second quarter of 1999, the Company completed a public offering of $150,000 of 7.60% senior notes due 2009 (the "Notes"). Proceeds from the offering were used to repay existing indebtedness under the Company's bank credit facilities. The Notes contain certain restrictive covenants.

         In connection with the Distribution in 1998, the Company borrowed $275,000 under an unsecured revolving credit facility ("Revolving Credit Facility") provided by a group of lenders led by The Chase Manhattan Bank. The Revolving Credit Facility consisted of two tranches: a 364-Day $225,000 tranche and a Three-Year $100,000 tranche. As of September 30, 1999, none of the Three-Year tranche was outstanding. During the second quarter of 1999, the outstanding balance under the 364-Day tranche of $150,000 was repaid using the proceeds from the Notes and the 364-Day facility was terminated. Subsequent to September 30, 1999, the Three-Year facility was terminated.

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

         The Company and one of its subsidiaries participate in a limited partnership, one of which serves as general partner. In June 1998, a third party investor contributed $25,000 to the partnership in exchange for a limited partnership interest. During the third quarter of 1999, the same investor contributed an additional $25,000 to the partnership for additional limited partnership interest. The partnership is obligated to make distributions to the third party limited partner of approximately 6.8 % per annum. The third party limited partner has the ability to retire it's limited interest that it obtained in June 1998 on December 31, 2000; at that time, one or more of the other partners may elect to purchase the retiring interest of the third party limited partner. The partnership licenses computer software.

                          NIELSEN MEDIA RESEARCH, INC.

                                  (UNAUDITED)

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 8. LITIGATION AND CONTINGENCIES

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

        On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants The Dun & Bradstreet Corporation ("D&B"), A.C.Nielsen Company and IMS, a unit of Cognizant (the "IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. In light of the potential significant liabilities that could arise from the IRI Action and in order to facilitate the D&B Spin-off (as defined below), D&B, ACNielsen Corporation ("ACNielsen") (the parent of A.C.Nielsen Company) and Cognizant entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which ACNielsen agreed to be responsible for any potential liabilities that may ultimately be incurred by D&B or Cognizant as a result of such action, up to a maximum amount to be determined by an independent investment bank if and when any such liabilities are incurred. The determination of such maximum amount will be based on ACNielsen's ability to satisfy such liabilities and remain financially viable, subject to certain assumptions and limitations. However, Cognizant and D&B agreed that to the extent that ACNielsen is unable to satisfy any such liabilities in full and remain financially viable, Cognizant and D&B will each be responsible for 50% of the difference between the amount, if any, that may be payable as a result of such litigation and the maximum amount that ACNielsen is then able to pay as determined by such investment bank. Under the terms of the D&B Distribution Agreement dated as of October 28, 1996, among Cognizant, D&B and ACNielsen (the "1996 Distribution Agreement"), pursuant to which shares of Cognizant and ACNielsen were distributed to the stockholders of D&B (the "D&B Spin-off") and as a condition to the Cognizant Distribution, the Company and IMS Health were required to undertake to be jointly and severally liable to D&B and ACNielsen for Cognizant's obligations under the 1996 Distribution Agreement.

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

                          NIELSEN MEDIA RESEARCH, INC.

                                  (UNAUDITED)

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 8. LITIGATION AND CONTINGENCIES (CONTINUED)

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

                          NIELSEN MEDIA RESEARCH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1998

        Revenue for the third quarter of 1999 increased by 13.4% to $112,704 from $99,394 for the third quarter of the prior year. National revenues were fueled by the addition of two new cable networks and subscriber growth at other cable networks, the addition of the Paxson broadcast network in the latter part of 1998 and the continued penetration of data delivery and analysis products into the customer base. Local revenues continued to be positively impacted by the addition of six new metered markets in 1998 and by the addition of two new metered markets in 1999.

        Operating costs and selling and administrative expenses for the third quarter of 1999 increased by 11.8% to $73,126 from $65,414 for the third quarter of the prior year. Excluding Year 2000 compliance costs of $1,357 and $1,800 for the third quarter of 1999 and 1998, respectively, operating costs and selling and administrative expenses increased 12.8%, reflecting an increase in investment spending, offset, in part, by a reduction in corporate overhead expenses.

        Operating income increased by 16.2% to $30,221 for the third quarter of 1999 compared with $26,001 for the third quarter of the prior year. Operating income growth reflected a decline in spending for Year 2000 compliance costs of $443. Excluding Year 2000 compliance costs in both periods, operating income for the third quarter of 1999 increased by 13.6%.

        Interest expense of $3,960 and 4,353 was incurred during the third quarter of 1999 and 1998, respectively, in conjunction with funds borrowed in connection with the Distribution.

        Non-operating income for the third quarter of 1998 included a gain of $1,170 from the sale of marketable securities.

        The Company's effective tax rate was 41.9 % for the third quarter of 1999 and 1998.

        The Company's net income for the third quarter increased by 15.1% to $15,258 from $13,258 for the third quarter of the prior year, reflecting the factors discussed above.

        Basic earnings per share for the third quarter of 1999 increased 8.3% to $0.26 from $0.24 for the third quarter of the prior year. Diluted earnings per share for the third quarter of 1999 increased 4.3% to $0.24 from $0.23 for the third quarter of 1998.

                          NIELSEN MEDIA RESEARCH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1998

        Revenue for the first nine months of 1999 increased by 13.4% to $332,622 from $293,389 for the comparable period of the prior year. National revenues were fueled by the addition of two new cable networks and subscriber growth at other cable networks, the addition of the Paxson broadcast network in the latter part of 1998 and the continued penetration of data delivery and analysis products into the customer base. Local revenues continued to be positively impacted by the addition of six new metered markets in 1998 and by the addition of two new metered markets in 1999.

        Operating costs and selling and administrative expenses for the first nine months of 1999 increased by 11.4% to $222,949 from $200,166 for the comparable period of the prior year. Excluding Year 2000 compliance costs of $6,339 and $7,400 for the nine months of 1999 and 1998, respectively, operating costs and selling and administrative expenses increased 12.4%, reflecting an increase in investment spending, offset, in part, by a reduction in corporate overhead expenses.

        Operating income increased by 17.2% to $82,415 for the first nine months of 1999 compared with $70,331 for the first nine months of the prior year. Operating income growth reflected a decline in spending for Year 2000 compliance costs of $1,061. Excluding Year 2000 compliance costs in both periods, operating income for the first nine months of 1999 increased by 14.2%.

        Interest expense of $10,523 and 4,353 was incurred during the first nine months of 1999 and 1998, respectively, in conjunction with funds borrowed in connection with the Distribution.

        Non-operating income for the first nine months of 1998 included a gain of $ 6,770 from the sale of marketable securities.

        The Company's effective tax rate was 41.9 % for the first nine months of 1999 and 1998.

        The Company's net income for the first nine months of 1999 decreased by 1.2% to $41,770 from $42,267 in the comparable period of the prior year, reflecting the factors discussed above, particularly the incurrence of interest expense in the first nine months of 1999 compared to only three months in 1998, and the absence of the gain from the sale of marketable securities in the first nine months of 1999.

        Basic earnings per share for the first nine months of 1999 decreased 5.2% to $0.73 from $0.77 for the comparable period of the prior year. Diluted earnings per share for the first nine months of 1999 decreased 6.9% to $0.67 from $0.72 for the first nine months of 1998.

                          NIELSEN MEDIA RESEARCH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

        Cash and cash equivalents totaled $17,952 and $11,002 at September 30, 1999 and 1998, respectively.

        Net cash provided by operating activities was $84,821 and $87,114 for the nine months ended September 30, 1999 and 1998, respectively. The decrease of $2,293 primarily reflects the absence of an increase in liabilities attributable to the 1998 Distribution, offset in part by an increase in net operating liabilities.

        Net cash used in investing activities was $ 45,111 and $43,753 for the nine months ended September 30, 1999 and 1998, respectively. The increase of $1,358 primarily reflects lower expenditures for property, plant and equipment, software, and intangibles, due to timing of such expenditures, offset, in part, by the Company's investment in NetRatings, Inc..

        Net cash used in financing activities was $29,614 and $38,326 for the nine months ended September 30, 1999 and 1998, respectively. The decrease of $8,712 was due primarily to a net repayment of debt, offset, in part, by proceeds from stock option plans, and the absence of transfers to Cognizant Corporation, which included $300,000 of bank borrowings and limited partnership investment incurred in connection with the Distribution in 1998.

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

        As of September 30, 1999, for its business-critical IT exposures, the Company has completed 100% of its assessments and was more than 96% complete in the implementation phase. The Company has also completed 100% of its assessments and more than 98% of the modifications and testing of the non-business-critical software (which includes certain IT software as well as applications supported and used by production operations departments that interface with the IT systems), as well as completed customer notifications of discontinued and replaced products. As of September 30, 1999, the Company has completed all four planned enterprise-wide system tests, which confirmed that work done to date has been accurate and effective.

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

        The Company also relies on local and long-distance telecommunications companies throughout the U.S. and Canada to transmit viewing data from its television meters to its computer systems for processing. Given the large number of telephone companies serving the households where the Company's meters are installed, the Company cannot assess the extent to which telecommunications failures will occur. Scattered or short-lived telecommunications outages will be unlikely to materially impair the Company's ability to deliver television ratings. Widespread or lengthy telecommunications failures, however, could significantly interrupt the Company's delivery of ratings data to its metered ratings customers, and, if the failure were lengthy, data could be lost.

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

         The Company has substantially completed contingency planning for potential internal and external disruptions. Ongoing review and enhancement of the plans will continue through the year-end rollover period. These plans focus on the impact to customers, vendors and employees of disruptions in products, supplies, or internal operations, and include, but are not limited to, the development of emergency backup and recovery procedures, staffing to react to unforeseen events, replacement of electronic applications with manual processing in the event of system disruptions, the testing and addition of backup generators as alternate power sources in some offices, and increases in supply inventory.

          The Company is also establishing an operational command center to coordinate the year-end rollover from 1999 to 2000. For each area of the business, employees have been identified as risk managers to be responsible for developing and executing recovery plans, as necessary.

         The Company believes the most likely worst case scenarios in the event of a Year 2000 disruption would involve the temporary inability to collect viewing or lineup data, resulting in late or incomplete data delivery, or the inability of some customers to pay on a timely basis.

         The Company believes that its mitigation and remediation efforts will avoid major disruptions in its business activities; however, the Company remains dependant on the ability of third parties, particularly data providers, customers and utilities, to perform as required. Although the Company has implemented the actions described above to address these issues, it is not able to insure uninterrupted performance or that a contingency plan will adequately address the immediate or long-term effects of a system failure or business disruption.

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

NON-U.S. OPERATING RESULTS AND MONETARY ASSETS

        The Company operates in the U.S. and Canada. Approximately 3% of the Company's revenues during the three and nine months ended September 30, 1999 and 1998 were derived from its Canadian operations. As a result, fluctuations in the value of the Canadian dollar relative to the U.S. dollar do not significantly affect the Company's results of operations. Non-U.S. monetary assets are maintained in Canadian dollars. Changes in the value of this currency relative to the U.S. dollar are charged or credited to Shareholders' Equity. The effects of exchange rate changes during the three and nine months ended September 30, 1999 and 1998 were not material.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's existing balances of cash and cash equivalents, and cash generated from operations, debt capacity, and it's ability to secure financing from VNU, are expected to be sufficient to meet Nielsen Media Research's long-term and short-term cash requirements including continued investment in the business. In 1999, the Company has refinanced its short-term bank borrowing facility and replaced $150,000 of such borrowings with fixed-rate long-term debt securities.

        In September, 1999 NRI filed a registration statement with the Securities and Exchange Commission ("SEC") for an Initial Public Offering ("IPO"). Upon receiving SEC approval, and depending upon economic conditions, it is likely that the NRI IPO will occur prior to the end of 1999. In October 1999, the Company informed NRI that in connection with the IPO, the company would exercise its warrants and rights to obtain a 54% ownership in NRI. In November 1999, the Company and NRI agreed that in such event, NRI would cause a majority of its Board of Directors to compromise nominees of the Company. Depending upon the offering price of NRI shares at the time of the IPO, the Company's required cash outlay needed to obtain a 54% ownership in NRI would be approximately $175,000 to $225,000.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        27   Financial Data Schedule
             (Filed Electronically)

(b)  Reports on Form 8-K:

        A report on Form 8-K was filed on October 26, 1999 to report under Item 1, Changes in Control of Registrant, the purchase of shares by Niner Acquisition, Inc., a wholly-owned subsidiary of VNU USA, Inc.

        A report on Form 8-K was filed on August 16, 1999 to report under Item
        5. Other Events, the signing of an Agreement and Plan of Merger with VNU USA, Inc. and its wholly-owned subsidiary, Niner Acquisition, Inc.

                          NIELSEN MEDIA RESEARCH, INC.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NIELSEN MEDIA RESEARCH, INC.


Date: November 15, 1999                   By: /s/ THOMAS W. YOUNG
                                              --------------------------------
                                                  Thomas W. Young
                                                  Executive Vice President &
                                                  Chief Financial Officer


                                          By: /s/ STUART J. GOLDSHEIN
                                              --------------------------------
                                                  Stuart J. Goldshein
                                                  Vice President and Controller