Form 10-K
period 1999-12-31
NIELSEN MEDIA RESEARCH INC
filed 2000-03-30
CIK 1019876

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

    There is no public market for the Registrant's Common Stock.

      As of March 1, 2000, 1,000 shares of Common Stock of Nielsen Media Research, Inc. were outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

                                     PART I

Item 1.   Business ...................................................    1

Item 2.   Properties .................................................   12

Item 3.   Legal Proceedings ..........................................   12

Item 4.   Submission of Matters to a Vote of Security Holders ........   12

                                     PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters ................................   13

Item 6.   Selected Financial Data ....................................   13

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ........................   13

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk ..........................................   16

Item 8.   Financial Statements and Supplementary Data ................   17

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure .....................   17

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant .........   18

Item 11.  Executive Compensation .....................................   19

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management .............................................   21

Item 13.  Certain Relationships and Related Transactions .............   21

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ........................................   21

Index to Financial Statements and Schedule ...........................   F-1


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  BUSINESS

     Nielsen Media Research, Inc. ("Nielsen Media Research" or the "Company") is the leading source of television audience measurement and related services in the United States and Canada. Customers have used Nielsen Media Research's television audience research information in the United States for 50 years. Through its core ratings business, the Company estimates television audience size and demographics and reports this and related information to a diverse customer base, including buyers and sellers of television advertising, on a subscription basis. Customers include advertisers, advertising agencies, broadcast networks, cable networks, program syndicators, cable operators, sports organizations, television stations and station representatives. Nielsen Media Research data has accordingly become the common standard, or "currency," for setting television advertising rates and determining programming decisions. In 1999, advertisers spent approximately $48 billion in the United States on national and local television advertising, according to McCann-Erickson Worldwide, to bring a variety of advertising messages to approximately 100 million U.S. television households.

     The Company offers ratings services in four principal areas: (i) National Ratings Services; (ii) Local Ratings Services; (iii) U.S. Hispanic Ratings Services; and (iv) Canadian Ratings Services. These services include reports consisting of specific sets of viewing data, some of which are syndicated reports covering all or major portions of the television industry, and some of which are customized. Reports are available both in printed form and as electronically transmitted data. In addition, subscribers can elect to license the Company's software, which enables them to access, manipulate and customize varying levels of information directly from the Company's database. The Company also offers services that enable advertisers to manage their media spending by linking television ratings to commercial occurrences, and that, through its subsidiary NetRatings, Inc. ("NetRatings") and otherwise, provide Internet and Web-page usage and advertising analysis to the expanding interactive media industry. The Company owns approximately 57% of the outstanding shares of common stock of NetRatings.

     On October 27, 1999, all of the remaining outstanding shares of Common Stock of the Company were acquired by a wholly owned subsidiary of VNU N.V. ("VNU"), a company organized under the laws of The Netherlands, through a merger. VNU's subsidiary had previously acquired 94.8% of the outstanding shares pursuant to a tender offer. The price paid for each share was $37.75, and the aggregate value of the transaction was approximately $2.7 billion. As a result, the Company is now a wholly owned subsidiary of VNU and no longer has any public shareholders.

    Until June 30, 1998, the business of Nielsen Media Research was operated as part of Cognizant Corporation ("Cognizant"), which also included the business of IMS Health Incorporated ("IMS Health"). On June 30, 1998 (the "Distribution Date"), Cognizant (which is now the Company) distributed to all holders of its common stock the shares of IMS Health, which was a wholly owned subsidiary of Cognizant and became an independent public company (the "Distribution"). As a result of the Distribution, the sole business of the Company is the business of Nielsen Media Research. Because of the relative significance of IMS Health's business to Cognizant, IMS Health was treated as the "accounting successor" to Cognizant and the financial statements of the Company have been prepared on a stand-alone basis. In connection with the Distribution, the Company incurred $300 million of indebtedness from third parties, the proceeds of which were used by Cognizant to repay existing intercompany liabilities to certain entities included in IMS Health.

     Prior to November 1, 1996, Cognizant was owned by The Dun & Bradstreet Corporation ("D&B"). D&B had acquired the Company as a part of A.C. Nielsen Company in 1984. Cognizant began operating as an independent public company on November 1, 1996 as a result of its spin-off from D&B (the "D&B Spin-off").

     The Company operates in one segment providing national and local television audience measurement services. At December 31, 1999, the Company had approximately 4,000 full-time equivalent employees in the United States and Canada.

NATIONAL SERVICES

     Through its U.S. national services, which accounted for approximately 46% of 1999 revenues, the Company serves the television audience measurement needs of seven national television broadcast networks, more than 50 national and regional cable networks, more than 100 program syndicators, and more than 150 national advertising agencies and advertisers. Audience measurement data are collected nationally through Nielsen People Meters installed in approximately 5,000 randomly selected households across the U.S. Audience estimates are produced and delivered to subscribers daily. People Meters not only collect television set tuning data (which channel the set is tuned to) but also the demographics of the audience (who in the household is watching).

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

LOCAL SERVICES

     The Company's primary local service, Nielsen Station Index (NSI), which accounted for approximately 42% of 1999 revenues, serves the television audience measurement needs of more than 1,000 television stations and over 2,000 national, regional and local advertising agencies and advertisers in over 200 local television markets throughout the United States. This service was established in 1954. The Company currently provides metered service in 47 of the nation's largest markets representing about 65% of television households in the United States. Four additional markets are scheduled to be metered by mid-2001, which will bring the total number of local metered markets to 51. Television set tuning data are collected electronically using a Nielsen Media Research set meter. Household audience (as opposed to individual viewer) estimates are delivered daily to subscribers. In these markets, written diaries kept by members of other households are used during designated measurement periods to collect audience demographic estimates for integration with the metered tuning data. Diaries are used in the balance of local markets to collect both tuning and persons-viewing information during designated periods.

U.S. HISPANIC SERVICES

     The Company's Hispanic Services provide both national and local television audience measurement of U.S. Hispanic households.

     o Nielsen Hispanic Television Index (NHTI) provides viewing estimates of national Hispanic audiences. Begun in 1992, the NHTI service remains the first and only metered national Hispanic audience measurement service. Based on a sample of approximately 800 Hispanic households across the U.S., it uses the same basic technology as the other national services (the Nielsen People Meter) to collect Hispanic audience data.

     o Nielsen Hispanic Station Index (NHSI) uses a language-stratified sample to reflect the unique characteristics of each local Hispanic market. Also begun in 1992, the NHSI service provides advertisers, agencies, networks and syndicators viewing information in 16 television markets with significant Hispanic population. The data are collected using People Meter, set meter and diary methodologies in the various markets.

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

     o Nielsen Interactive Services. In 1995, Nielsen Media Research formed a separate service to develop research products and services for the Internet and other interactive media. In addition to the Nielsen//NetRatings service described below, offerings in the interactive/Internet area include the Nielsen CommerceNet Internet Demographics Study (a periodic study that profiles the size and audience composition of on-line users) and the Home Technology Report, a survey that provides data on consumer interest and use of various technologies in the home.

DATA COLLECTION

   PEOPLE METER

     The centerpiece of the Nielsen Media Research national and Hispanic services in the United States and all services in Canada is an electronic measurement system called the Nielsen People Meter. These meters are placed in a sample of approximately 5,000 households in the U.S., approximately 800 U.S. Hispanic households and more than 2,000 households in Canada, randomly selected and recruited by Nielsen Media Research. The meters measure what channel is being tuned, what time and for how long the tuning activity occurs, and who is watching.

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

     The Nielsen Media Research metering system stores half-minute by half-minute records of television receiver tuning activity and of People Meter audience data entries in sample households. The U.S. viewing data are automatically transmitted by phone every night to Nielsen Media Research's central computer facility in Dunedin, Florida, where the data are matched with program line-up information and processed to create ratings estimateseach day.

     In December 1999, the Company announced a plan to introduce People Meters into its local audience measurement services. Boston, the sixth-ranked market in the United States, is scheduled to be the first local market installed with People Meters, beginning in late 2000.

  SET METER

     In 47 of the largest local markets in the U.S., a set metering system provides household television ratings information on a daily basis. In each of these markets, approximately 300-550 households (or approximately 20,000 households across the U.S.) are recruited to participate in samples distinct from the national People Meter sample. Electronic meters are attached to each television set in each sample home. Homes recruited for local samples are not equipped with People Meter attachments, so that the information is limited to identification of the program to which the set is tuned. The metered market samples of television households are used to obtain audience estimates with measurable reliability of television programs for stations that originated in or are assigned for reporting purposes to Nielsen Media Research's Designated Market Areas ("DMAs").

     The metered household samples are either area probability samples of housing units in the applicable DMA (12 markets) or samples from a file of telephone numbers including both listed and unlisted households (35 markets). This file, known as a total telephone frame ("TTF"), is maintained by Nielsen Media Research and updated three times each year.

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

     The Company's most significant investment initiatives include a portfolio of new audience measurement technologies, new client-server based data processing and delivery software development, the local metered market expansion and People Meter measurement in local markets, and new business development, notably Nielsen//NetRatings and New Millennium.

     Nielsen Media Research is implementing a comprehensive metering strategy, one that includes a portfolio of measurement solutions for the near-term analog environment, a hybrid interim world where digital and analog video technologies coexist, and the future world of digital television and the convergence of interactive video technologies. This includes four areas of research and development:

     o As a short-term means of measuring viewing in the emerging digital environment, the Company is evaluating several methods of metering digital devices with its current meter system.

     o As part of its Universal Metering Initiative ("UMI"), Nielsen Media Research has been developing a next-generation metering system, known as the Active/Passive ("A/P") metering system, to enable measurement of digital program viewing. This new system will use codes, which are imperceptible to the viewer, inserted in the audio and/or video portions of programs and commercials that can be detected by metering equipment installed in the sample households. This encoding approach builds upon Nielsen Media Research's experience in developing and using its highly successful program video code technology used in today's analog television environment, which has received permanent authorization from the Federal Communications Commission (the "FCC"). The system also will have a passive signature-recognition back-up capability in the event the codes are not available. While preliminary testing of the A/P metering system has been successful, there can be no assurance that the coding used by the new system will be adopted by the television industry, be approved by the FCC or be compatible with signal compression techniques implemented by the industry in the future.

     o The Company has begun testing of an improved People Meter, called the Viewing Meter, which is intended to reinforce timely and accurate data entry by panel members and be more user-friendly.

     o In the future, the interface between the audience and the television medium will be controlled by software. PC/TV devices are one of the first forms of such convergence. The Company has been developing software metering solutions to allow Nielsen Media Research to capture television viewing in a clickstream context.

     Nielsen Media Research began changing its technology and software systems in 1993 to provide the television industry with flexible, richer analysis of large amounts of data. This new "client-server" architecture has enabled Nielsen Media Research to begin to introduce a range of integrated software systems that will enable customers to compare daily, demographic-level ratings data across all national and local television sources, as well as do special analyses at their desktops. The Company has also been developing Internet-based applications for use by customers.

     The Company has introduced electronic measurement through set meters in a significant number of local markets over the last three years to provide more detailed and valuable information on local audiences. Twelve metered markets were added from 1997 through 1999, and four additional markets are scheduled to be metered by mid-2001, which will bring the total number of local metered markets to 51. In addition, in December 1999, the Company announced a plan to install People Meters in local markets, starting with Boston in late 2000.

     New Millennium is an agency buying system that the Company believes is superior in design and concept to any existing competitive product. It is designed to give advertising agencies the ability to perform pre-buy analyses, track negotiations and scheduling of ad time, evaluate overall performance in terms of delivery and cost, and finally, perform the reconciliation and subsequent accounting functions. By automating tasks now done manually at agencies, the system may substantially reduce agency costs.

     In October 1998, Nielsen Media Research announced the formation of a strategic alliance with NetRatings, then a privately held company, to measure Internet usage and advertising. In March 1999, the two companies launched the Nielsen//NetRatings Internet audience measurement service, which combined the Company's sample recruitment and research expertise with NetRatings' Internet measurement software, as more fully described below. In December 1999, NetRatings completed its initial public offering, and Nielsen Media Research acquired an ownership interest of approximately 57% in NetRatings for an aggregate purchase price of approximately $257 million.

NETRATINGS

     NetRatings provides Internet audience measurement information and analysis. It delivers accurate and timely Internet audience information, collected from a representative sample of Internet users, and augments this information with detailed, flexible reporting and in-depth analysis. NetRatings' customers include leading e-commerce companies, advertising agencies, media companies, Internet companies and financial institutions. NetRatings has formed strategic relationships with Nielsen Media Research and ACNielsen Corporation ("ACNielsen"), a leading provider of market research information and analysis to the consumer products and services industries. Its proprietary activity-tracking and data-collection technology gathers comprehensive and detailed information regarding Internet user behavior, including both site and advertising activity. NetRatings began providing Internet audience measurement products and services under the brand name Nielsen//NetRatings in March 1999.

     NetRatings' products and services provide its customers with the ability to accurately track and analyze Internet audience behavior, and include in-depth research reports across a variety of Internet-related subjects. NetRatings' products and services marketed under the Nielsen//NetRatings brand include:

     o Information Services. NetRatings provides a range of syndicated weekly and monthly Internet audience measurement reports that can be accessed online. NetRatings currently offers two categories of reports. Quick Looks reports provide customers with comprehensive, pre-defined Internet user behavior and demographic information, including comprehensive traffic measures for Web sites, audience exposure and response to advertising banners and audience demographics linked directly to site and advertising data. Select View reports provide customers with the ability to pinpoint specific audience information via easy-to-use, menu-driven queries into the Nielsen//NetRatings database. A new user interface announced in March 2000 - My Nielsen//NetRatings - enables customers to tailor reports to their specific needs.

     o Analytical Services. NetRatings leverages the information gathered in its core database by offering analysis that places the data into context, geared toward the specific research needs of the e-commerce and investment communities. Subscribers to NetRatings' analytical services also receive direct access to a NetRatings analyst for a specific number of hours of private consultation. Analytical services include E-Commerce Strategies Service, Internet Investment Strategies Service and Internet Media Strategies Service.

     o Custom Research. NetRatings makes research services available to its customers on an as-requested basis. Because NetRatings utilizes real-time data collection, it can provide overnight analysis on a custom basis.

     NetRatings' Internet measurement products and services extend to the Internet the Nielsen Media Research sampling methodology for television audiences by collecting, aggregating and correlating Internet usage data with demographic profiles of panel members. The resulting information is organized in a manner consistent with traditional media research data so that the advertiser or marketer can integrate Nielsen//NetRatings information into the development of comprehensive media, marketing and product plans. NetRatings' panel of at-home Internet users in the U.S. is currently more than 43,000 persons, and NetRatings is in the process of increasing the size of this panel.

     NetRatings has also developed a panel of at-work Internet users to enable it to collect data regarding the significant proportion of Internet usage that takes place at the workplace. The at-work panel currently has 8,000 members, and the first reports from this panel were issued in February 2000.

    In total, Nielsen//NetRatings is measuring the Internet activities of approximately 88,000 people worldwide.

     NetRatings' audience tracking software has the following characteristics:

     o Collects real-time-comprehensive Web activity and AOL proprietary online service activity;

     o Collects the same data in the same way, regardless of whether the user is accessing the Internet via a PC, Macintosh, UNIX or other platform, and provides portability to non-PC Internet access devices such as television set-top boxes and Internet gaming devices;

     o Automatically measures banner advertisement viewing and clicking, e-commerce activity, cached page views and page loading times;

     o Requires virtually no panelist intervention once installed and can be automatically upgraded, allowing functional enhancement without panelist interaction; and

     o Automatically encrypts all panelist activity data prior to transmission.

     NetRatings publishes weekly as well as monthly data. Information is organized in consistently formatted, easy-to-use tables with extensive drill-down capabilities and search utilities. Additional "self-service" custom queries are supported via the menu-driven interface. Online help accompanies all tables. The Web-based design ensures continual access to information regardless of the user's location.

     More than 250 U.S. customers currently use NetRatings' services for a wide range of purposes, including planning, buying and selling Internet-based advertising; planning and developing e-commerce strategies; gaining competitive intelligence; understanding Internet user behavior; and analyzing and tracking Internet investment opportunities.

     Nielsen//NetRatings products and services are sold by NetRatings and Nielsen Media Research in their respective markets in the U.S. and Canada. Under the operating agreement governing the strategic relationship with Nielsen Media Research, NetRatings has responsibility for selling to publishers, Internet-based businesses, Fortune 2000 corporations and financial institutions. The Nielsen Media Research sales effort is focused on its traditional customers--advertising agencies, television and cable networks, and local station affiliates--as well as other companies with whom it has strategic relationships. Nielsen Media Research is paid a commission for its sales of the Nielsen//NetRatings services equal to 35% of the amounts billed to each customer for which Nielsen Media Research has marketing responsibility.

     In June 1999, NetRatings commenced its international expansion by establishing a joint venture, NetRatings Japan KK, in which it currently holds a minority interest with several Japanese investors and ACNielsen holding the remaining interests. The initial audience measurement service in Japan was released in March 2000.

     In September 1999, NetRatings entered into a joint venture with ACNielsen to develop and maintain Internet audience measurement panels and to market products and services under the Nielsen//NetRatings brand in other key international markets. The joint venture is operated through a corporation in which NetRatings has a 19.9% voting interest and ACNielsen has an 80.1% voting interest. Through the joint venture, NetRatings plans to develop audience measurement panels based in Australia, Ireland, New Zealand and the United Kingdom in the first half of 2000 and in Austria, Denmark, Finland, France, Germany, Norway and Sweden by the end of 2000. The service in France will be provided in conjunction with Mediametrie, a leading French media measurement company. In March 2000, the joint venture announced that Internet measurement panels would be established in Latin America through an alliance with IBOPE Media Information, a leading South American media research company.

     The joint venture's products and services will be based on data collected using NetRatings' data collection and reporting technology, from Internet measurement panels that are established and maintained using ACNielsen's proprietary sampling methodology.

     The joint venture has exclusive rights to market its Internet audience measurement services in countries outside the United States, Canada and Japan (except that Mediametrie has primary marketing rights in France). NetRatings has exclusive rights to market these services in the United States, Canada and Japan.

     The joint venture pays NetRatings a fee of 10% of its gross revenues from the sale of products and services relating to Internet audience measurement information and analysis, subject to a minimum of $7.5 million and a maximum of $15 million in fees during the five years following the formation of the joint venture. Revenue from the joint venture's Internet audience measurement services will be allocated between NetRatings and the joint venture depending on the location of the customer and the location of the panel whose data is used in the service.

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

     Nielsen Media Research has maintained a strong leadership position in the television ratings measurement industry. The Company's ratings systems have been criticized from time to time by various participants in the television industry. This criticism, in part, has increased the likelihood of additional competition in the Company's business. In particular, a television ratings project originally funded by the Committee on Nationwide Television Audience Measurement ("CONTAM") and designed and operated by Statistical Research, Inc. ("SRI") operated a 500-household sample in Philadelphia as a national television ratings laboratory from 1996 until 1999. Funding of the laboratory was contributed primarily by the ABC, CBS and NBC broadcast networks, which together through CONTAM contributed $40 million from 1994 to 1996. In addition, Fox Broadcasting as well as four cable networks, 15 major advertising agencies and buying services, one program syndicator and five of the nation's largest advertisers agreed to support and participate in the testing phase. In early 1999, SRI announced that it planned to replace its 500-household Philadelphia laboratory with a 50-home laboratory panel in New Jersey, and had begun sample selection as "the first stage in creating a national meter panel." SRI also announced in early 1999 that it had received "letters of intent backing a new national TV ratings service . . . from 22 industry companies, including 13 major agencies and other top advertisers." However, on May 27, 1999, SRI announced that it was "concluding its . . . TV metering project" and that "while it is obviously disappointing that the necessary funding for a national rollout has not been forthcoming, SRI is still pursuing options and remains ready to serve the industry."

     On the local level, ADcom Information Services offers individual cable system measurement. It is believed to be collecting and issuing local cable measurement data in Jacksonville, Florida, and has announced an expansion to San Francisco and Dallas with the support of a major cable system operator. ADcom is believed to be seeking cable operator support to roll out a local cable measurement service in multiple markets in the U.S. Arbitron, a radio audience measurement firm and a former competitor, discontinued its local syndicated broadcast and cable television service as of December 31, 1993. Indirectly, on both a national and local basis, competition stems from other marketing research services offering product movement and television audience data and services.

     In Canada, BBM Bureau of Measurement, an established media research organization, has joined with Taylor Nelson/Sofres, a U.K.-based media research company, to provide a competing metered service in Vancouver and has announced plans to provide metered ratings services in Ontario (including Toronto) and Quebec by the fall of 2000 and a national metered service by September 2001. BBM, alone or with Taylor Nelson/Sofres, could offer other competitive services in Canada.

     The Company's Monitor-Plus service has significant competition from Competitive Media Reporting ("CMR"), a subsidiary of VNU, which has long been the major participant in this market. In connection with the acquisition of the Company by VNU, VNU has agreed to sell the CMR business to Taylor Nelson/Sofres.

     The Nielsen//NetRatings Internet audience measurement service faces significant competition from Media Metrix, Inc., which has been providing Internet audience measurement since 1996. Media Metrix, asthe first major entrant to the field of Internet user measurement, has been considered the industry leader. Itcurrently has a larger client base than Nielsen//NetRatings. However, the Company's management believes that Nielsen//NetRatings has developed a superior methodology, due its more rigorous panel recruitment methods, and that Nielsen//NetRatings offers more information that is of greater value to its customers. Competition in Internet audience measurement is also offered by PCData, Inc. in the United States and a number of other Internet measurement companies based in other countries. In its provision of analytical services, NetRatings competes with companies such as Forrester Research, Gartner Group and Jupiter Communications that provide Internet market research and industry analysis based on data derived from surveys.

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

     o The results and operations of NetRatings could be affected by those factors listed in its Securities and Exchange Commission filings.

     o Results could be affected by the costs and other effects of litigation and other contingencies involving the Company. In particular, management is unable to predict at this time the final outcome of the IRI Action described in "Note 13, Litigation and Contingencies" ("Note 13") of the Notes to Consolidated Financial Statements in this Report, or the amount of any future D&B tax and interest payments described in
          Note 13, and whether the resolution of such matters could materially affect Nielsen Media Research's results of operations, cash flows or financial position.

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

     Pursuant to the terms of the 1996 Distribution Agreement (the "1996 Distribution Agreement") among Cognizant, D&B and ACNielsen that governed the D&B Spin-off, as a condition to the Distribution, IMS Health and Nielsen Media Research were required to and did undertake to be jointly and severally liable to D&B and ACNielsen for any liabilities arising thereunder. The Distribution Agreement allocates between IMS Health and Nielsen Media Research the financial responsibility for such liabilities including contingent liabilities related to certain prior business transactions and certain liabilities to D&B that may arise in connection with the D&B Spin-off. Among other things, IMS Health and Nielsen Media Research agreed to an allocation of certain potential liabilities in connection with the action filed by Information Resources, Inc. described in
Note 13 of the Notes to Consolidated Financial Statements in this Report, referred to in Item 3, Legal Proceedings (the "IRI Action"). IMS Health and Nielsen Media Research have agreed that, as between themselves, IMS Health will assume 75%, and Nielsen Media Research will assume 25%, of any payments to be made by Cognizant in respect of the IRI Action under the 1996 Indemnity and Joint Defense Agreement among Cognizant, D&B and ACNielsen (the "IJDA") including any legal fees and expenses incurred in 1999 or thereafter. IMS Health agreed to be fully responsible for any legal fees and expenses incurred during 1998. Nielsen Media Research's aggregate liability to IMS Health for payments in respect of the IRI Action and certain other specified contingent liabilities is not to exceed $125 million. Under the IJDA, ACNielsen assumed exclusive liability for the liabilities under the IRI Action up to a specified amount (the "ACN Maximum Amount"), which is to be calculated at the time such liabilities, if any, become payable, and Cognizant and D&B were to share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay based on ACNielsen's ability to satisfy such liabilities and remain financially viable, subject to certain assumptions and limitations.

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

     Operations are conducted from 40 leased office locations throughout the U.S. and three non-U.S. locations.

     The corporate headquarters of NetRatings are located in Milpitas, California, in a leased property, and NetRatings leases a sales office in Chatham, New Jersey.

     Property of the Company is geographically distributed to meet sales and operating requirements in the U.S. and Canada. The properties of the Company are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

ITEM 3. LEGAL PROCEEDINGS

     Reference is made to Note 13 of the Notes to Consolidated Financial Statements under Item 8 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not  applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

     There is no established market in which the Company's Common Stock is publicly traded, because all of such Common Stock is privately held. As of the date of this report, VNU USA, Inc. is the holder of all of the Company's Common Stock.

     The payment and level of cash dividends by Nielsen Media Research are subject to the discretion of the Board of Directors of Nielsen Media Research. Nielsen Media Research currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends in the near future. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Nielsen Media Research. There can be no assurance that any dividends will be declared or paid.


ITEM 6.  SELECTED FINANCIAL DATA


  Dollar amounts in thousands

                        FIVE-YEAR SELECTED FINANCIAL DATA

                                     COMPANY                         PREDECESSOR COMPANY
                                  ------------  --------------------------------------------------------
                                     OCT 27         JAN 1               YEAR ENDED DECEMBER 31,
                                       TO            TO        -----------------------------------------
                                  DEC 31, 1999  OCT 26, 1999     1998       1997       1996       1995
                                  ------------  ------------   --------   --------   --------   --------
INCOME STATEMENT DATA:
Operating Revenue ...............   $ 89,915      $363,428     $401,932   $358,594   $319,404   $288,652
Costs and Expenses ..............    101,307       274,530      307,553    268,333    237,443    219,084
                                    --------      --------     --------   --------   --------   --------
Operating (Loss) Income .........    (11,392)       88,898       94,379     90,261     81,961     69,568
Non Operating Expense, Net ......    (20,199)      (11,487)        (148)       --         --         --
                                    --------      --------     --------   --------   --------   --------
(Loss) Income before
  Provision for Taxes ...........    (31,591)       77,411       94,231     90,261     81,961     69,568
                                    --------      --------     --------   --------   --------   --------
Net (Loss) Income ...............   $(31,591)     $ 44,531     $ 54,748   $ 52,475   $ 47,605   $ 40,412
                                    ========      ========     ========   ========   ========   ========
BALANCE SHEET DATA
Total Assets .................... $3,338,337                  $ 232,165   $192,434   $170,331   $134,521
Total Debt ...................... $1,613,920                  $ 250,000   $    --    $    --    $    --
Shareholder(s')/Divisional
  Equity ........................ $1,270,321                  $(147,862)  $101,583   $ 99,353   $ 70,874


     The financial data set forth above should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the consolidated financial statements of the Company and the related notes thereto included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Dollar amounts in thousands

OVERVIEW

     On October 27, 1999, the common stock of Nielsen Media Research was acquired by a wholly-owned subsidiary of VNU for cash in a transaction with an aggregate value of approximately $2,700,000, that was accounted for as a purchase (the "Acquisition"). Based on preliminary estimates of the fair value of assets acquired and liabilities assumed, goodwill of approximately $2,465,000 was established, which is being amortized over 30 years.

     On December 21, 1999, the Company purchased 17,188,349 shares of NetRatings common stock through the exercise of warrants and purchase of shares from NetRatings and several of its shareholders. The aggregate purchase price was approximately $246,000 of which approximately $236,000 was paid to NetRatings and approximately $10,000 was paid directly to several of its shareholders.

     The NetRatings acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price (including the previous purchase in the third quarter of 1999 of NetRatings Series C and Series D redeemable convertible preferred stock, which were automatically converted to NetRatings common stock prior to NetRatings initial public offering) was $257,048. The Company has made a preliminary allocation of the purchase price to the estimated fair value of assets acquired and the liabilities assumed of NetRatings. The excess of the purchase price over the Company's share of the estimated fair value of the net assets acquired of $67,089 has been established as goodwill, which is being amortized over a period of seven years.

     The accompanying financial statements as of December 31, 1999 and for the period from October 27, 1999 to December 31, 1999 reflect the results of the operations of the Company subsequent to the Acquisition and include the adjustments required under the purchase method of accounting. The accompanying predecessor financial statements for periods prior to the date of Acquisition are presented under the predecessor Company's historical basis of accounting and do not reflect any adjustments that would be required as a result of the Acquisition by VNU.

     Until June 30, 1998, the Company was operated as a subsidiary of Cognizant, which also included the business of IMS Health. Prior to November 1, 1996, the Company was a division of D&B. On June 30, 1998, Cognizant distributed shares of IMS Health (the "Distribution") to all holders of common stock. Because of the relative significance of the IMS Health business to Cognizant, IMS Health was treated as the "accounting successor" to Cognizant, and the predecessor financial statements of Nielsen Media Research have been prepared on a stand-alone basis. For periods prior to the Distribution, the Company's results of operations reflect an allocation of Cognizant corporate and other expenses. See Notes 1 and 11 of the Notes to Consolidated Financial Statements in this Report.


RESULTS OF OPERATIONS

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenue for the year ended December 31, 1999 increased by 12.8% to $453,343 from $401,932 for the prior year. National revenues were fueled by the addition of four new cable networks and subscriber growth at other cable networks, the addition of the Paxson broadcast network in the latter part of 1998 and the continued penetration of data delivery and analysis products into the customer base. Local revenues continued to be positively impacted by the addition of six new metered markets in 1998, the addition of three new metered markets in 1999, and the addition of Paxson affiliates.

     Operating costs and selling and administrative expenses for the year ended December 31, 1999 increased by 11.3% to $307,321 from $276,168 for the prior year, reflecting an increase in investment spending, offset, in part, by a reduction in corporate overhead expenses and Year 2000 compliance expense.

     Operating income decreased by 17.9% to $77,506 for the year ended December 31, 1999 compared with $94,379 for the prior year. The decrease in operating income primarily reflected the amortization of goodwill and deferred compensation related to the Acquisition.

     Third party interest expense increased by 71.7% to $14,081 for the year ended December 31, 1999 compared with $8,156 for the prior year, reflecting the full-year impact of debt outstanding (debt was outstanding for only a portion of 1998), offset by a reduction in average debt outstanding during 1999. Related party interest expense is primarily related to the Acquisition of the Company by VNU.

     The Company's effective tax rate was 41.9% in 1998. The increase in the effective tax rate in 1999 reflects the Company's inability to recognize tax benefits on the loss during the period subsequent to the Acquisition.

    The Company's net income for the year ended December 31, 1999 decreased to $12,940 from $54,748 in the prior year, reflecting the factors discussed above, particularly the incurrence of amortization of goodwill and deferred compensation and related party interest expense in connection with the Acquisition and the absence of the gain from the sale of marketable securities in the prior year.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenue for the year ended December 31, 1998 increased by 12.1% to $401,932 from $358,594 for 1997. National revenues were fueled by the addition of two new cable network customers in 1998, higher sales of special analyses and derivative products, the launch of the new Paxson network in September and the growth of the WB network. Local revenues benefited from the full-year effect of three markets metered in 1997 and the start-up of six additional metered markets in 1998.

     Operating costs and selling and administrative expenses in 1998 were $276,168, compared with $239,670 in 1997, an increase of 15.2%. The increase reflects higher costs related to increased investment in the business, including the opening of new metered markets and an increase in Year 2000 expenses to $9,944 in 1998 from $2,681 in 1997. Excluding the Year 2000 expenses, operating costs and selling and administrative expenses would have increased by 12.3%.

     Operating income in 1998 was $94,379 compared with $90,261 in 1997, an increase of 4.6%. The increase resulted primarily from the factors noted above. Excluding the Year 2000 expenses, operating income would have increased by 12.2%.

     Interest expense in 1998 was $8,156, reflecting the debt assumed in connection with the Distribution.

     Gain on sales of marketable securities in 1998 was $8,008.

     Operating margin in 1998 was 23.5%, compared with 25.2% in 1997. Excluding the Year 2000 expenses mentioned above, 1998 operating margin was 26.0%.

     Nielsen Media Research's consolidated 1998 and 1997 effective tax rates were 41.9%. The tax rates were computed on a separate-company basis.

     Net income in 1998 was $54,748, compared with $52,475 in 1997, an increase of 4.3%.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company will be required to implement SFAS 133 beginning January 1, 2001. The Company expects that the adoption of this pronouncement will not have a material effect on the Company's financial position, results of operations or cash flows.


YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $7,812 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

NON-U.S. OPERATING RESULTS AND MONETARY ASSETS

     Nielsen Media Research operates in the U.S. and Canada. Approximately 3% of Nielsen Media Research's revenues for the period October 27 to December 31, 1999, January 1 to October 26, 1999 and for the years ended December 31, 1998 and 1997 were derived from its Canadian operations. As a result, fluctuations in the value of the Canadian dollar relative to the U.S. dollar do not significantly affect Nielsen Media Research's results of operations. Non-U.S. monetary assets are maintained in Canadian dollars. Changes in the value of this currency relative to the U.S. dollar are charged or credited to Shareholder(s')/Divisional Equity. The effects of exchange rate changes during 1999, 1998 and 1997 were not material.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $349,996 (including $332,257 of cash and cash equivalents of NetRatings, Inc, a consolidated subsidiary) and $7,799 at December 31, 1999 and 1998, respectively, an increase of $342,196.

     Net cash provided by operating activities was $91,586 and $122,436 for the years ended December 31, 1999 and 1998, respectively. The decrease of $30,850 in cash provided by operating activities compared with the prior year primarily reflected lower earnings, a decrease in accrued and other current liabilities primarily related to liabilities assumed in 1998 in connection with the Distribution.

     Net cash used in investing activities totaled $2,433,217 for the year ended December 31, 1999 compared with $68,086 in the prior year. The increase of $2,365,131 primarily reflected the acquisition of the Company and NetRatings.

     Net cash provided by financing activities was $2,683,818 for the year ended December 31, 1999 compared with net cash used in financing activities of $52,496 in the prior year. The increase of $2,736,314 in cash provided by financing activities primarily reflected related party borrowings and a capital contribution in connection with the acquisition of the Company and NetRatings offset, in part, by the repayment of debt.

     The Company's existing balances of cash and cash equivalents, and cash generated from operations, might be sufficient to meet the Company's long-term and short-term cash requirements including continued investment in the business, and payment of interest expense on loans from third parties, VNU and its affiliates; if not, the Company may be dependent on VNU and/or its affiliates to satisfy the cash requirements of the Company.


FORWARD LOOKING STATEMENTS

     Certain statements under the captions "Liquidity and Capital Resources," "Year 2000" and "Item 5" are forward-looking. These may be identified by the use of forward-looking words or phrases, such as "believe," "expect," "intend," "should," "could," "preliminary," "estimated," "target," "efforts," "pro forma" and "scheduled," among others. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements relating to liquidity and dividends include, but are not limited to, the results of litigation and other contingencies affecting the Company, deterioration in economic conditions, and the ability to obtain future financing on satisfactory terms.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of the Company's revenues and expenses are in U.S. dollars. As a result, fluctuations in the value of foreign currency relative to the U.S. dollar do not significantly affect the Company's results of operations or financial position.

     The Company used an interest rate hedge agreement to manage its exposure to changes in interest rate prior to the issuance of its long-term debt securities in the second quarter of 1999. At December 31, 1999, the Company's debt is substantially ten-year fixed interest securities. The company does not use derivatives for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and its subsidiaries, together with the reports of independent accountants thereon, are filed as part of this Report:

     Consolidated Financial Statements:

     Reports of Independent Accountants

     Consolidated Statements of Operations for the period October 27, 1999 to
          December 31, 1999 (Company) and for the period January 1, 1999 to October 26, 1999 and for the years ended December 31, 1998 and 1997 (predecessor)

     Consolidated Statements of Financial Position as of December 31, 1999
          (Company) and December 31, 1998 (predecessor)

     Consolidated Statements of Cash Flows for the period October 27, 1999 to
          December 31, 1999 (Company) and for the period January 1, 1999 to October 26, 1999 and for the years ended December 31, 1998 and 1997 (predecessor)

     Consolidated Statements of Shareholder(s')/Divisional Equity for the period
          October 27, 1999 to December 31, 1999 (Company) and for the period January 1, 1999 to October 26, 1999 and for the years ended December 31, 1998 and 1997 (predecessor)

     Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Reference is made to the Company's report on Form 8-K filed on January 4, 2000 that reported under Item 4, Changes in Registrant's Certifying Accountant, the dismissal of PricewaterhouseCoopers LLP and the retention of Ernst & Young LLP.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Executive officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

      Listed below are the executive officers and directors of the Registrant at March 1, 2000 and brief summaries of their business experience during the past five years.


      NAME                                                   TITLE                                       AGE
      ----                                                   -----                                       ---
John A. Dimling ...................     President and Chief Executive Officer, Director                  61
Thomas W. Young ...................     Executive Vice President and Chief Financial Officer             61
Stephen J. Boatti .................     Senior Vice President, Chief Legal Officer and Secretary         50
Barry P. Cook .....................     Senior Vice President and Chief Research Officer                 55
John A. Loftus ....................     Senior Vice President and Chief Communications Officer           57
Anita M. Rubino ...................     Senior Vice President and Chief Human Resources Officer          43
Stuart J. Goldshein ...............     Vice President and Controller                                    53
Robert A. Lane ....................     Vice President-Finance and Treasurer                             40
Gerald S. Hobbs ...................     Director                                                         58
Thomas A. Mastrelli ...............     Director                                                         52

------------

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

      Mr. Hobbs has served as Chairman and Chief Executive Officer of VNU USA, Inc. since 1994 and has served as a member of the Executive Board of Directors of VNU N.V. since 1998. Mr. Hobbs was the Chief Executive Officer of BPI Communications, a wholly owned subsidiary of VNU USA, Inc., from 1994 to 1998.

      Mr. Mastrelli has been Chief Operating Officer of VNU USA, Inc. since January 1999. From August 1998 to December 1998, Mr. Mastrelli served as Executive Vice President and General Manager of VNU USA, Inc. From 1981 to April 1998, he was a partner in the public accounting and consulting firm of Leslie Sufrin & Company.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Through an oversight, Form 3, notifying the SEC of the election of Ronald Townsend to the Company's Board of Directors in April 1999, was filed several weeks late.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid by the Company to its Chief Executive Officer and each of the four other most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM COMPENSATION
                                                                     ---------------------------------
                                                                                              PAYOUTS
                                                                                             ---------
           (A)               (B)       (C)       (D)         (E)        (F)         (G)         (H)       (I)
                                                            OTHER               SECURITIES
                                                           ANNUAL   RESTRICTED  UNDERLYING   LONG-TERM    ALL OTHER
                                                           COMPEN-     STOCK     OPTIONS/    INCENTIVE     COMPEN-
        NAME AND                     SALARY   BONUS (1)  SATION (2)  AWARD(S)    SARS (3)     PAYOUTS     SATION (4)
   PRINCIPAL POSITION       YEAR       ($)       ($)         ($)        ($)         (#)         ($)          ($)
-----------------------     ----    -------   ---------  ---------  ----------  -----------  ---------    -----------
John A. Dimling ........    1999    400,000    289,850          0          0            0          0        33,789
  President and Chief       1998    336,800    254,102          0          0       75,000          0        10,537
  Executive Officer         1997    303,000    181,662          0          0            0          0        19,682

Thomas W. Young (5) ....    1999    291,500    176,023          0          0            0          0        15,308
  Executive Vice            1998    256,667    165,462          0          0       30,000          0         3,750
  President and Chief       1997          0          0          0          0            0          0             0
  Financial Officer

Barry P. Cook ..........    1999    240,000    144,925          0          0            0          0        16,749
  Senior Vice President     1998    231,750    125,633          0          0       30,000          0         7,163
  and Chief Research        1997    212,167    109,165          0          0            0          0        11,454
  Officer

Stuart J. Goldshein ....    1999    223,250     98,428          0          0            0          0         9,809
  Vice President and        1998    216,800     96,323          0          0       15,000          0         7,116
  Controller                1997    211,500    105,746          0          0            0          0        10,508

Stephen J. Boatti ......    1999    223,500    107,969          0          0            0          0         9,984
  Senior Vice President,    1998    199,700    101,641          0          0       20,000          0         6,314
  Chief Legal Officer       1997    188,100     98,226          0          0            0          0         9,585
  and Secretary

-----------

(1) The bonus (annual incentive) awards were earned in the year indicated and paid in the following year.

(2) The value of certain personal benefits is not included since it does not exceed $50,000 for any named executive officer.

(3)  All the options in this table are without tandem stock appreciation rights.

(4) Amounts shown represent aggregate annual company contributions for the account of each named executive officer under the Nielsen Media Research, Inc. Savings Plan (the "Savings Plan") and Savings Benefit Equalization Plan (the "SBEP"), plans that are open to employees of Nielsen Media Research and certain subsidiaries. The Savings Plan is a tax-qualified defined contribution plan and the SBEP is a non-qualified plan that provides a benefit to participants in the Savings Plan equal to the amount of company contributions that would have been made to the participant's Savings Plan accounts but for certain Federal tax laws. In addition, the named executive officers were paid the following amounts in 1999 by VNU representing the difference between the exercise price of certain vested employee stock options and the per share amount paid by VNU as consideration for the acquisition of the Company: Mr. Dimling - $10,289,884; Mr. Young - $886,421; Mr. Cook - $3,568,782; Mr. Goldshein -
     $3,542,647; and Mr. Boatti - $8,197,557.

(5)  Mr. Young joined Nielsen Media Research in February 1998.

     None of the named executive officers received stock option grants from the Company in 1999, nor did any of them exercise any employee stock options in 1999. The Company pays no compensation to its directors for servicesas directors.

RETIREMENT BENEFITS

     Retirement benefits for the named executive officers are determined under the NMR Retirement Plan and the NMR Retirement Excess Plan. Under these plans, Nielsen Media Research contributes 6% of the participant's compensation monthly to the participant's cash balance in the plan. The cash balance earns monthly investment credits based on the yield on 30-year Treasury bonds from time to time. Compensation, for the purpose of determining retirement benefits, consists of base salary, annual bonuses, commissions and overtime pay. Severance pay, income derived from equity-based awards, contingent payments and other forms of special remuneration are excluded. Bonuses included in the Summary Compensation Table above are normally not paid until the year following the year in which they are accrued and expensed; therefore, compensation for purposes of determining retirement benefits varies from the Summary Compensation Table amounts in that bonuses expensed in the previous year but paid in the current year are part of retirement compensation in the current year and current year's bonuses accrued and included in the Summary Compensation Table are not. For 1999, compensation for purposes of determining retirement benefits for the named executive officers differed by less than 10% from the amounts shown in the Summary Compensation Table.

     These plans also include a minimum monthly benefit for certain employees who had attained age 50 and had earned five years of service as of October 31, 1996, including Messrs. Dimling and Cook. The minimum benefit is equal to the excess of (i) 1.7% of final average compensation multiplied by years of credited service not in excess of 25, plus 1.0% of average final compensation multiplied by years of credited service in excess of 25, over (ii) 1.7% of the primary Social Security insurance benefits multiplied by years of credited service not in excess of 25, plus 0.5% of the primary Social Security insurance benefits multiplied by years of credited service in excess of 25. Final average compensation is defined as the highest average annual compensation during five consecutive twelve-month periods in the last 10 consecutive twelve-month periods of the member's credited service. Members vest in their accrued retirement benefit upon completion of five years of service.

     The estimated annual benefits upon retirement at age 65 for Messrs. Dimling, Young, Cook, Goldshein and Boatti are $6,515, $407, $2,916, $4,003 and $3,147, respectively. These amounts include benefits payable under predecessor qualified plans of The Dun & Bradstreet Corporation that would be deducted from the amount payable under these plans. The estimated annual retirement benefits payable at age 65 are based on 1998 recognized earnings, assuming no future increases in such earnings. For Messrs. Young, Boatti and Goldshein, the assumed investment credit on cash balances is 5.5417% per annum, and the assumed annuity conversion rate at age 65 is 5.15%. The actual investment credit and annuity conversion rate may vary from these rates.

CHANGE-IN-CONTROL AGREEMENTS

     Nielsen Media Research has entered into agreements with the executive officers named in the Summary Compensation Table above (as well as with other officers and key employees of Nielsen Media Research and its subsidiaries), providing for certain benefits upon termination of employment in the event of a Change in Control (as defined in the change-in-control agreements) of Nielsen Media Research. If, following a Change in Control, the employment of a named executive officer is terminated without cause or he or she terminates employment for "good reason" (as defined in the change-in-control agreements), the officer will receive a lump sum payment equal to three times (for Mr. Dimling and Mr. Young), two times (for Mr. Cook and Mr. Boatti) and one and one-half times (for Mr. Goldshein) base salary and annual target bonus, reimbursement for outplacement expenses, life and health insurance coverage for 36 months (for Mr. Dimling and Mr. Young), 24 months (for Mr. Cook and Mr. Boatti) and 18 months (for Mr. Goldshein) after termination, retiree medical coverage, the accelerated vesting of stock options and the accelerated payment of prorated annual and other bonuses. The acquisition of the Company by VNU constituted a Change in Control of the Company.

     Pursuant to waivers signed in connection with the VNU Merger Agreement, each executive officer named in the Summary Compensation Table (as well as most of the other officers and key employees with such change-in-control agreements) agreed to defer the receipt of the spread value under all unvested stock options held by them over a period of two years and agreed to be subject to a noncompetition and nonsolicitation provision for an 18-month period after the termination of employment. In return, if such employee remains employed by the Company for 15 months after the merger, he or she will be entitled to receive the payment contemplated by his or her change-in-control agreement.

SEVERANCE ARRANGEMENTS

     The Nielsen Media Research Career Transition Plan and Executive Transition Plan provide severance benefits to employees of Nielsen Media Research (including the executive officers named in the Summary Compensation Table above) and certain of its subsidiaries. These plans generally provide for the payment of severance benefits if the employment of a covered employee terminates by reason of a reduction in force, job elimination, unsatisfactory job performance or a mutually acceptable resignation. In the event of an eligible termination, executives with a base salary between $150,000 and $200,000 will be paid three-quarters of a week of salary continuation for each four weeks of service with Nielsen Media Research, up to a maximum of 20 weeks, except that certain executives who had service with The Dun & Bradstreet Corporation (a predecessor of Nielsen Media Research) receive benefits of 39 weeks. Executives with a base salary of more than $200,000 will be paid one week of salary continuation for each two weeks of service, up to a maximum of 52 weeks. The Chief Executive Officer will be paid 104 weeks of salary and annual bonus continuation. Lower amounts are paid in the event of termination for unsatisfactory performance. In addition, unless termination occurs for unsatisfactory performance, the executive will receive a portion of his or her cash bonus opportunity for the year of termination, prorated based on the number of months worked during that year.

     In addition, the plans provide to eligible terminated executives continued medical, dental and life insurance coverage throughout the salary continuation period, and in certain instances, outplacement services and financial counseling. The Chief Executive Officer may increase or decrease benefits for executives other than the Chief Executive Officer, provided such decision is reported to the Compensation and Benefits Committee of the Board, and that Committee may increase or decrease benefits for the Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1999, all of the Common Stock of the Company is beneficially owned by VNU USA, Inc., a wholly owned subsidiary of VNU.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the Company's acquisition by VNU, the Company borrowed $808,360,000 and $328,340,000 from VNU. The loans are payable in 2009 and bear interest at 8.7% and 8.2% per annum, respectively. Additionally, in connection with the acquisition of NetRatings, the Company borrowed $246,000,000 from VNU; the loan is payable in 2009 and bears interest at 8.3% per annum.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this report:

         (1) Financial Statements

              See Index to Financial Statements and Schedule on Page F-1.

         (2) Financial Statement Schedule

              See Index to Financial Statements and Schedule on Page F-1.

         (3) Exhibits

     See Index to Exhibits on Page 24, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits.

     (b) Reports on Form 8-K:

     A report on Form 8-K was filed on October 28, 1999 to report under Item 1, Changes in Control of Registrant, the purchase of shares by Niner Acquisition, Inc., a wholly owned subsidiary of VNU USA, Inc., and the merger of Niner Acquisition, Inc. into the Company.

     A report on Form 8-K was filed on January 4, 2000 to report under Item 2, Acquisition or Disposition of Assets, the acquisition of a majority of the issued and outstanding shares of NetRatings, Inc., and under Item 4, Changes in Registrant's Certifying Accountant, the dismissal of PricewaterhouseCoopers LLP and the retention of Ernst & Young LLP.

     A report on Form 8-K/A was filed on March 2, 2000 to file certain financial statements of NetRatings, Inc.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NIELSEN MEDIA RESEARCH, INC.
                                            ----------------------------
                                                   (Registrant)


                                         By:         JOHN A. DIMLING
                                             -------------------------------
                                                     (JOHN A. DIMLING
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                       AND DIRECTOR)

                                         By:        THOMAS W. YOUNG
                                             -------------------------------
                                                    (THOMAS W. YOUNG
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                                    FINANCIAL OFFICER)

                                         By:       STUART J. GOLDSHEIN
                                             -------------------------------
                                                 (STUART J. GOLDSHEIN
                                             VICE PRESIDENT AND CONTROLLER)

Date: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                                  THOMAS A. MASTRELLI
                                             -------------------------------
                                             (THOMAS A. MASTRELLI, DIRECTOR)


                                                    GERALD S. HOBBS
                                             -------------------------------
                                               (GERALD S. HOBBS, DIRECTOR)


Date: March 29, 2000

                              INDEX TO EXHIBITS


EXHIBIT NO:                      DESCRIPTION
-----------                      -----------

2  Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

    2.1 Agreement and Plan of Merger among Nielsen Media Research, Inc., Niner Acquisition, Inc. and VNU USA, Inc. dated as of August 15, 1999 (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K, filed August 19, 1999, file number 001-12275).

    2.2 Amendment to Agreement and Plan of Merger among Nielsen Media Research, Inc., Niner Acquisition, Inc. and VNU USA, Inc. dated as of October 8, 1999.

3  Articles of Incorporation and By-laws:

    3.1 Restated Certificate of Incorporation of Cognizant Corporation dated October 7, 1996 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10, filed October 7, 1996, file number 001-12275).

    3.2 Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10, filed October 7, 1996, file number 001-12275).

    3.3 Certificate of Ownership and Merger Merging Nielsen Media Research, Inc. into Cognizant Corporation filed June 30, 1998 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form S-3, filed July 22, 1998, registration number 333-59563).

    3.4 Certificate of Amendment of Restated Certificate of Incorporation of Nielsen Media Research, Inc. (incorporated by reference to Appendix A to Registrant's Proxy Statement, filed August 5, 1998, file number 001-12275).

    3.5 Certificate of Ownership and Merger Merging Niner Acquisition Corp. into Nielsen Media Research, Inc., filed October 27, 1999 with the Secretary of State of the State of Delaware.

4  Instruments Defining the Rights of Security Holders, Including Indentures:

    4.1 Form of Indenture for 7.60% Notes due 2009 between Nielsen Media Research, Inc. and The Chase Manhattan Bank, as Trustee, Registrar and Paying Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3/A, filed June 14, 1999, registration number 333-59563).

    4.2 Form of Registered Security for 7.60% Notes due 2009 (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K, filed June 25, 1999, file number 001-12275).

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

EXHIBIT NO:                       DESCRIPTION
-----------                       -----------

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

    10.12 Forms of Change-in-Control Agreement for Certain Executives of Nielsen Media Research, Inc., as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed March 29, 1999, file number 001-12275).*

    10.13 Cognizant Corporation Executive Transition Plan, as adopted effective November 1, 1996 (incorporated by reference to Exhibit
              10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).*

    10.14 Cognizant Corporation Executive Annual Incentive Plan, as adopted effective January 1, 1997 (incorporated by reference to Exhibit
              10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).*

    10.15 Cognizant Corporation Supplemental Executive Retirement Plan, as adopted effective November 1, 1996 (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).*

    10.16 Rights Agreement dated as of October 15, 1996 between Cognizant Corporation and First Chicago Trust Company of New York (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K filed October 15, 1996, file number 001-12275).

    10.17 Amendment to Rights Agreement between Nielsen Media Research, Inc. and First Chicago Trust Company of New York dated as of August 15, 1999 (incorporated by reference to Exhibit 2 to Registrant's Form 8-A/A filed August 17, 1999, file number 001-12275).

    10.18 Cognizant Corporation Retirement Excess Plan, as adopted effective January 1, 1997 (incorporated by reference to Exhibit 10.22 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, file number 001-12275).*

EXHIBIT NO:                          DESCRIPTION
-----------                          -----------

    10.19 Cognizant Corporation Savings Equalization Plan, as adopted effective November 1, 1996 (incorporated by reference to Exhibit
              10.23 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, file number 001-12275).*

    10.20 Operating Agreement between Nielsen Media Research, Inc. and NetRatings, Inc. dated as of August 15, 1999 (incorporated herein by reference to Exhibit 10.9 to NetRatings, Inc.'s Registration Statement on Form S-1/A, filed October 20, 1999, registration number 333-87717).

    10.21 Second Restated Rights Agreement dated September 22, 1999 (incorporated herein by reference to Exhibit 4.1 to NetRatings, Inc.'s Registration Statement on Form S-1, filed September 24, 1999, registration number 333-87717).

    10.22 Agreement between Nielsen Media Research, Inc. and NetRatings, Inc. dated November 9, 1999 (incorporated herein by reference to Exhibit 4.4 to NetRatings, Inc.'s Registration Statement on Form S-1/A, filed November 15, 1999, registration number 333-87717).

    10.23 Closing Agreement between Nielsen Media Research, Inc. and NetRatings, Inc. dated December 21, 1999 (incorporated by reference to Exhibit 9 to Registrant's Schedule 13D, filed January 3, 2000, file number 001-12275).

    10.24 Second Restated Stockholders Agreement dated September 22, 1999 (incorporated herein by reference to Exhibit 4.2 to NetRatings, Inc.'s Registration Statement on Form S-1, filed September 24, 1999, registration number 333-87717).

    10.25 Software License Agreement between Nielsen Media Research, Inc. and NetRatings, Inc. dated as of August 15, 1999 (incorporated by reference to Exhibit 10.16 to NetRatings, Inc.'s Registration Statement on Form S-1/A, filed October 20, 1999, registration number 333-87717).

    10.26 Panel Maintenance Agreement between Nielsen Media Research, Inc. and NetRatings, Inc. dated as of August 15, 1999 (incorporated by reference to Exhibit10.17 to NetRatings, Inc.'s Registration Statement on Form S-1/A, filed October 20, 1999, registration number 333-87717).

21     List of Active Subsidiaries as of January 31, 2000.

23.1   Consent of Ernst & Young LLP.

23.2   Consent of PricewaterhouseCoopers LLP.

27     Financial Data Schedules.

99.1 Guarantee of VNU N.V. dated as of August 15, 1999 (incorporated by reference to Registrant's Current Report on Form 8-K, filed August 19, 1999, file number 001-12275).


-------------
* Management contract or compensatory plan or arrangement.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                          PAGE
                                                                          ----

CONSOLIDATED FINANCIAL STATEMENTS:

  Reports of Independent Accountants .................................. F-2-F-3

  Consolidated Statements of Operations for the period
   October 27, 1999 to  December 31, 1999 (Company) and
   for the period January 1, 1999 to October 26, 1999 and
   for the years ended December 31, 1998 and 1997 (predecessor) .......     F-4

  Consolidated Statements of Financial Position as of
   December 31, 1999 (Company) and  December 31, 1998
   (predecessor) .......................................................    F-5

  Consolidated Statements of Cash Flows for the period
   October 27, 1999 to December 31, 1999  (Company) and
   for the period January 1, 1999 to October 26, 1999
   and for the years ended December 31, 1998 and 1997 (predecessor) ....    F-6

  Consolidated Statements of Shareholder(s')/Divisional
   Equity for the period October 27, 1999 to December 31, 1999
   (Company) and for the period January 1, 1999 to
   October 26, 1999 and  for the years ended December 31, 1998
   and 1997 (predecessor) ..............................................    F-7

  Notes to Consolidated Financial Statements ...........................    F-8

FINANCIAL STATEMENT SCHEDULE:

  Nielsen Media Research, Inc. and Subsidiaries

  II.  Valuation and Qualifying Accounts for the years
   ended December 31, 1999, 1998 and 1997 ..............................   F-24

                                   ----------

     SCHEDULES OTHER THAN THE ONE LISTED ABOVE ARE OMITTED AS NOT REQUIRED OR INAPPLICABLE BECAUSE THE REQUIRED INFORMATION IS PROVIDED IN THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Nielsen Media Research, Inc.

     We have audited the accompanying consolidated statement of financial position of Nielsen Media Research, Inc. (the "Company") as of December 31, 1999 and the related consolidated statements of operations, cash flows, and shareholder(s') / divisional equity for the period from October 27, 1999 to December 31, 1999. We have also audited the consolidated statements of operations, cash flows and shareholder(s') / divisional equity for the period from January 1, 1999 to October 26, 1999. Our audit also included the financial statement schedule listed in the index as Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nielsen Media Research, Inc. at December 31, 1999 and the consolidated results of its operations and its cash flows for the period October 27, 1999 to December 31, 1999 and the consolidated results of its operations and its cash flows for the period January 1, 1999 to October 26, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

New York, New York
February 1, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Nielsen Media Research, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14 (a)(1) on page 21 present fairly, in all material respects, the financial position of Nielsen Media Research, Inc. and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 21 for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, NY
January 27, 1999


                          NIELSEN MEDIA RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

                                              COMPANY                PREDECESSOR COMPANY
                                           ------------  ---------------------------------------
                                              PERIOD        PERIOD
                                            OCTOBER 27     JANUARY 1     YEAR ENDED DECEMBER 31,
                                                TO            TO         -----------------------
                                           DECEMBER 31,   OCTOBER 26,
                                               1999          1999            1998        1997
                                           -----------   -----------      --------     ---------
OPERATING REVENUE ........................  $ 89,915       $363,428       $401,932     $358,594

Operating Costs ..........................    47,818        182,177        195,301      164,516
Selling and Administrative Expenses ......    14,916         62,410         80,867       75,154
Deferred Compensation Amortization .......    17,177           --             --           --
Depreciation and Amortization ............    21,396         29,943         31,385       28,663
                                           ---------     ----------       --------     --------
OPERATING (LOSS) INCOME ..................   (11,392)        88,898         94,379       90,261
                                           ---------     ----------       --------     --------
Interest Expense-Third Parties ...........    (2,594)       (11,487)        (8,156)        --
Interest Expense-Related Parties .........   (17,605)          --             --           --
Gain on Sale of Marketable Securities ....      --             --             --          8,008
                                           ---------     ----------       --------     --------
(Loss) Income Before Provision
for Income Taxes .........................   (31,591)        77,411         94,231       90,261
Provision for Income Taxes ...............      --          (32,880)       (39,483)     (37,786)
                                           ---------     ----------       --------     --------
NET (LOSS) INCOME ........................  $(31,591)      $ 44,531       $ 54,748     $ 52,475
                                           =========     ==========       ========     ========


     The accompanying notes are an integral part of the consolidated financial statements.




                                  NIELSEN MEDIA RESEARCH, INC.

                          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                                                    PREDECESSOR
                                                                     COMPANY          COMPANY
                                                                   -----------      -----------
                                                                        AS OF DECEMBER 31,
                                                                   ----------------------------
                                                                       1999             1998
                                                                   -----------      -----------
ASSETS
Cash and Cash Equivalents ....................................     $   349,996      $     7,799
Restricted Cash ..............................................         100,234             --
Accounts Receivable-- Net ....................................          54,183           54,392
Other Current Assets .........................................          12,490            6,092
                                                                   -----------      -----------
Total Current Assets .........................................         516,903           68,283
                                                                   -----------      -----------
Property, Plant and Equipment-- Net ..........................          78,235           68,286
Computer Software-- Net ......................................          53,253           50,575
Deferred Compensation ........................................         181,612             --
Intangibles-- Net ............................................          16,153           22,234
Goodwill-- Net ...............................................       2,442,494             --
Other Assets .................................................          49,687           22,787
                                                                   -----------      -----------
Total Assets .................................................     $ 3,338,337      $   232,165
                                                                   ===========      ===========

LIABILITIES AND SHAREHOLDER(S') EQUITY (DEFICIT)
Current Liabilities
Accounts Payable .............................................     $    18,848      $    12,965
Accrued and Other Current Liabilities ........................         168,597           54,753
Accrued Income Taxes .........................................            --              2,822
Deferred Revenues ............................................           7,001            2,276
Short-term Debt ..............................................          25,000          225,000
                                                                   -----------      -----------
Total Current Liabilities ....................................         219,446          297,816
                                                                   -----------      -----------
Postretirement Benefits ......................................          10,191            9,273
Deferred Income Taxes ........................................            --             47,938
Other Liabilities ............................................         108,460             --
Minority Interest ............................................         140,999             --
Due to Affiliates ............................................       1,413,571             --
Long-term Debt ...............................................         175,349           25,000
                                                                   -----------      -----------
TOTAL LIABILITIES ............................................       2,068,016          380,027
                                                                   -----------      -----------
Commitments and Contingencies

SHAREHOLDER(S') EQUITY (DEFICIT)
Common Stock, Par Value: $0.01, Authorized: 400,000,000
  Issued: 1,000 and 57,033,524 ...............................               1              570
Treasury Stock, at Cost ......................................            --            (11,121)
Distribution in Excess of Net Book Value .....................            --           (163,542)
Paid-in Capital ..............................................       1,300,000             --
(Accumulated Deficit)/Retained Earnings ......................         (31,591)          25,261
Unrealized Gain on Marketable Securities .....................           1,913             --
Cumulative Translation Adjustment ............................              (2)             970
                                                                   -----------      -----------
TOTAL SHAREHOLDER(S') EQUITY (DEFICIT) .......................       1,270,321         (147,862)
                                                                   -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDER(S') EQUITY (DEFICIT) .......     $ 3,338,337      $   232,165
                                                                   ===========      ===========


     The accompanying notes are an integral part of the consolidated financial statements.




                                                    NIELSEN MEDIA RESEARCH, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        Amounts in thousands

                                                                     Company                  Predecessor Company
                                                                  ------------     -----------------------------------------
                                                                     Period          Period
                                                                   October 27       January 1       Year Ended December 31,
                                                                       to              to          -------------------------
                                                                  December 31,     October 26,
                                                                      1999            1999            1998            1997
                                                                  -----------       ---------       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income ........................................      $   (31,591)      $  44,531       $  54,748       $ 52,475
  Reconciliation of Net Income to Net Cash
  Provided by Operating Activities
    Depreciation and Amortization ..........................           21,396          29,943          31,385         28,663
    Deferred Compensation Amortization .....................           17,177            --              --             --
    Provision for Deferred Income Taxes ....................           13,012           6,365          13,352          5,585
  Changes in Operating Assets and Liabilities
    (Decrease) Increase in Accounts Receivable .............           (3,067)          1,630          (2,406)        (7,213)
    Increase (Decrease) in Accrued and Other
      Current Liabilities ..................................           12,035         (15,974)         31,124          3,272
    (Decrease) Increase in Accounts Payable ................             (264)          4,236          (1,390)         7,479
    Increase (Decrease) in Postretirement Benefits .........              200           1,560          (2,572)         3,543
    (Decrease) Increase in Accrued Income Taxes ............          (17,128)          8,752          (2,653)           665
    (Increase) Decrease in Other Working
      Capital Items ........................................           (1,936)            709             848            (77)
                                                                  -----------       ---------       ---------       --------
        Net Cash Provided by Operating Activities ..........            9,834          81,752         122,436         94,392
                                                                  -----------       ---------       ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures .....................................           (6,759)        (22,960)        (30,718)       (24,874)
  Additions to Computer Software ...........................           (3,264)        (14,985)        (22,085)       (17,121)
  Additions to Intangibles .................................             (379)         (4,723)        (12,979)        (7,681)
  Acquisition of Nielsen Media Research ....................       (2,469,262)           --              --             --
  Acquisition of Net Ratings, net of cash acquired .........           76,124            --              --             --
  Unrealized Gains .........................................            1,913           1,068            --             --
  Other ....................................................            7,267           2,743          (2,304)         6,834
                                                                  -----------       ---------       ---------       --------
        Net Cash Used in Investing Activities ..............       (2,394,360)        (38,857)        (68,086)       (42,842)
                                                                  -----------       ---------       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Third Party Limited Partnership Investment ...............             --            25,000          25,000           --
  Issuance of Long-term Notes ..............................             --           150,000            --             --
  Bank Borrowings ..........................................             --              --           275,000           --
  Repayment of Bank Borrowings .............................             --          (225,000)        (50,000)          --
  Proceeds from Stock Plans ................................             --            20,247           4,830           --
  Related Party Borrowings .................................        1,413,571            --              --             --
  Capital Contribution .....................................        1,300,000            --              --             --
  Transfers to Cognizant ...................................             --              --          (307,326)       (51,107)
                                                                  -----------       ---------       ---------       --------
        Net Cash Provided by (Used in) Financing
          Activities .......................................        2,713,571         (29,753)        (52,496)       (51,107)
                                                                  -----------       ---------       ---------       --------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents .........................................                5               5             (48)            (7)
                                                                  -----------       ---------       ---------       --------
Increase in Cash and Cash Equivalents ......................          329,050          13,147           1,806            436
Cash and Cash Equivalents, Beginning of Period .............           20,946           7,799           5,993          5,557
                                                                  -----------       ---------       ---------       --------
Cash and Cash Equivalents, End of Period ...................      $   349,996       $  20,946       $   7,799       $  5,993
                                                                  ===========       =========       =========       ========


                        The accompanying notes are an integral part of the consolidated financial statements.

                                                NIELSEN MEDIA RESEARCH, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER(S')/DIVISIONAL EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                                DOLLAR AMOUNTS IN THOUSANDS

                                                                                                              TOTAL     |
                                                                          DISTRIBUTION                        SHARE-    |   COMPRE-
                                                                           IN EXCESS    RETAINED            HOLDER(S')  |   HENSIVE
                              DIVISIONAL   COMMON  TREASURY     CAPITAL   OF NET BOOK   EARNINGS              EQUITY    |   INCOME
                                EQUITY     STOCK    STOCK       SURPLUS      VALUE     (DEFICIT)   OTHER     (DEFICIT)  |   (LOSS)
                              ----------  -------  ---------  ----------- -----------  ---------  --------  ----------  |  ---------
                                                                                                                        |
Balance Jan 1, 1997 .......... $ 99,353                                                                                 |
Net Income ...................   52,475                                                                                 |  $ 52,475
Net transfers to Cognizant ...  (51,107)                                                                                |
Change in Cumulative                                                                                                    |
  Translation Adjustment .....      862                                                                                 |       862
                              ---------   ------   ---------  ----------   --------    --------   -------   ----------  |  --------
Balance Jan 1, 1998 ..........  101,583                                                                                 |  $ 53,337
                                                                                                                        |  ========
Net Income ...................   29,009                                                                                 |  $ 29,009
Net transfers to Cognizant ... (307,326)                                                                                |
Distribution to Cognizant                                                                                               |
  Shareholders ...............  176,734   $1,711   $(20,756)  $      --    $(160,356)  $    --    $ 2,667   $      --   |     1,644
Balance July 1, 1998 .........      --     1,711    (20,756)         --     (160,356)       --      2,667     (176,734) |
Transfer of Treasury Shares                                                                                             |
  to IMS Health ..............                        3,186                   (3,186)                              --   |
Reverse Stock Split ..........            (1,141)                  1,141                                           --   |
Activity under Stock Plans ...                                                                                          |
  including tax benefits .....                        6,449       (1,141)                  (478)                 4,830  |
Net Income ...................     --                                                    25,739                 25,739  |    25,739
Change in Cumulative                                                                                                    |
  Translation Adjustment .....     --                                                                 (53)         (53) |       (53)
Change in Unrealized Gains ...                                                                     (1,644)      (1,644) |    (1,644)
                              ---------   ------   --------   ----------   ---------   --------   -------   ----------  |  --------
Balance December 31, 1998 ....     --        570    (11,121)         --     (163,542)    25,261       970     (147,862) |  $ 54,695
Activity under Stock Plans                                                                                              |
  including tax benefits .....                 7     11,121        9,119                               --       20,247  |
Net Income January 1 to                                                                                                 |
  October 26, 1999 ...........     --        --         --           --          --      44,531        --       44,531  |    44,531
Change in Cumulative                                                                                                    |
  Translation Adjustment .....     --        --         --           --          --         --         81           81  |        81
Change in Unrealized Gains ...     --        --         --           --          --         --      1,068        1,068  |     1,068
                              ---------   ------   --------   ----------   ---------   --------   -------   ----------  |  --------
Balance October 26, 1999 .....     --        577        --         9,119    (163,542)    69,792     2,119      (81,935) |  $ 45,680
VNU Acquisition ..............              (576)              1,290,881     163,542    (69,792)   (2,119)   1,381,936  |
Net Loss October 27, 1999                                                                                               |
  to December 31, 1999 .......     --        --         --           --          --     (31,591)       --      (31,591) |   (31,591)
Change in Cumulative                                                                                                    |
  Translation Adjustment .....     --        --         --           --          --         --         (2)          (2) |        (2)
Change in Unrealized Gains ...                                                                      1,913        1,913  |     1,913
                              ---------   ------   --------   ----------   ---------   --------   -------   ----------  |  --------
Balance December 31, 1999 .... $   --     $    1   $    --    $1,300,000   $     --    $(31,591)  $ 1,911   $1,270,321  |  $(29,680)
                              =========   ======   ========   ==========   =========   ========   =======   ==========  |  ========


                    The accompanying notes are an integral part of the consolidated financial statements

                                                              F-7

                          NIELSEN MEDIA RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 1.  BASIS OF PRESENTATION

     On October 27, 1999, the common stock of Nielsen Media Research, Inc. ("Nielsen Media Research" or the "Company") was acquired by an wholly-owned subsidiary of VNU N.V. ("VNU") for cash in a transaction with an aggregate value of approximately $2,700,000, that was accounted for as a purchase (the "Acquisition"). Based on preliminary estimates of the fair value of assets acquired and liabilities assumed, goodwill of approximately $2,465,000 was established, which is being amortized over 30 years.

     On December 21, 1999 (the "Date of Acquisition"), the Company purchased 17,188,349 shares of NetRatings, Inc. ("NetRatings") common stock through the exercise of warrants and purchase of shares from NetRatings and several of its shareholders. The aggregate purchase price was approximately $246,000 of which approximately $236,000 was paid to NetRatings and approximately $10,000 was paid directly to several of its shareholders.

     The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price (including the previous purchase in the third quarter of 1999 of NetRatings Series C and Series D redeemable convertible preferred stock, which were automatically converted to NetRatings common stock prior to NetRatings initial public offering) was $257,048. The Company has made a preliminary allocation of the purchase price to the estimated fair value of assets acquired and the liabilities assumed of NetRatings. The excess of the purchase price over the Company's share of the estimated fair value of the net assets acquired of $67,089 has been established as goodwill, which is being amortized over a period of seven years.

     The accompanying financial statements as of December 31, 1999 and for the period from October 27, 1999 to December 31, 1999 reflect the results of the operations of the Company subsequent to the Acquisition and include the adjustments required under the purchase method of accounting. The accompanying predecessor financial statements for periods prior to the date of Acquisition are presented under the predecessor Company's historical basis of accounting and do not reflect any adjustments that would be required as a result of the Acquisition by VNU.

     Until June 30, 1998, Nielsen Media Research was operated as part of Cognizant Corporation ("Cognizant"), which also included the business of IMS Health Incorporated ("IMS Health"). On June 30, 1998, Cognizant distributed to all holders of common stock, the shares of IMS Health (the "Distribution"). Because of the relative significance of the IMS Health business to Cognizant, IMS Health was treated as the "accounting successor" to Cognizant and the predecessor financial statements of Nielsen Media Research have been prepared on a stand-alone basis.

     Although Nielsen Media Research, Inc. is the same corporate legal entity as Cognizant Corporation, except as specifically included or disclosed in these consolidated financial statements, or specified in agreements between Nielsen Media Research and IMS Health, Nielsen Media Research has been indemnified by IMS Health for liabilities of Cognizant incurred before the date of the Cognizant Distribution. As used in the accompanying consolidated financial statements, the term "Nielsen Media Research" or the "Company" refers to the operations of the television audience measurement business, the term "IMS Health" refers to the operations of the pharmaceutical and healthcare information business, and the term "Cognizant" refers to the pre-Cognizant Distribution consolidated entity which operated both businesses. The term "D&B" refers to Cognizant's former parent, The Dun & Bradstreet Corporation.

     The predecessor consolidated financial statements generally reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements include allocations of certain Cognizant corporate and other expenses (including cash management, legal, accounting, tax, employee benefits, insurance services, data services and other corporate overhead) relating to the Company's business for the six months ended June 30, 1998, and the year ended December 31, 1997 (the "Respective Periods"). Management believes these allocations are reasonable. However, the financial information included herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company in the future or what they would have been if the Company had been a separate entity during all the periods presented.

                          NIELSEN MEDIA RESEARCH, INC.

               DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

     For purposes of governing certain of the ongoing relationships between the Company and IMS Health after the Cognizant Distribution and to provide for orderly transition, the Company and IMS Health entered into various agreements.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation.

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions.

Cash Equivalents.

     The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

Restricted Cash.

     Restricted cash represents funds held in escrow for option payments to certain employees (See Note 8).

Property, Plant and Equipment.

     Buildings and machinery and equipment are depreciated over their estimated useful lives of 40 and 3 to 6 years, respectively, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

Computer Software.

     Certain direct costs incurred in the development of computer software for external use or to meet the internal needs of the Company are capitalized. Computer software costs incurred to establish technological feasibility or in the preliminary project stage of development are expensed in the periods in which they are incurred. Capitalization ceases and amortization starts when a computer software product is available for general release to customers or when the computer software project is placed in service. Amortization of a computer software product is computed using the greater of (a) the ratio of a product's current gross revenues to the total of current and expected gross revenues or
(b) the straight-line method computed by dividing the capitalized costs by the estimated economic life of a product over three to five years. The costs of computer software developed for internal use are amortized on a straight-line basis over three to five years. At each balance sheet date, the Company reviews the recoverability of the unamortized capitalized costs of computer software by comparing the carrying value of computer software with the estimated net realizable value.

Intangibles.

     Intangibles primarily result from the deferral of direct costs related to the installation of meters in markets in which customer contracts pre-exist. Intangibles are amortized, using the straight-line method, over the life of the contracts, which are generally five years.

Goodwill.

     Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired and is amortized on a straight-line basis over seven (NetRatings) to thirty (Nielsen Media Research) years.

Long-lived Assets.

     Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be

                          NIELSEN MEDIA RESEARCH, INC.

               DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is then based on the fair value of the asset.

Revenue Recognition.

     The Company recognizes subscription revenue as earned, which is generally pro rata over a one-year period, or as the information is delivered or related services are performed. For certain metered market contracts with fixed payment terms, revenue is recognized on a straight-line basis over the contract period, which is generally five years. The difference between the amount recognized as revenue and the amount billed for service is recorded as unbilled receivables.

Foreign Currency Translation.

     The Company has operations in Canada. Changes in the value of the Canadian dollar (the functional currency) affect the Company's consolidated financial statements when translated into U.S. dollars. For operations in Canada, assets and liabilities are translated using end-of-period exchange rates; revenues and expenses are translated using average rates of exchange. Currency translation adjustments are accumulated in a separate component of Shareholders'/Divisional Equity, whereas realized transaction gains and losses are recognized in current income.

Income Taxes.

     The Company has been included in the Federal and certain state and Canadian income tax returns of Cognizant for the Respective Periods. The provision for income taxes in the Company's consolidated financial statements has been calculated on a separate-company basis. Income taxes paid on behalf of the Company by Cognizant for the Respective Periods are included in Divisional Equity. Effective after the Cognizant Distribution, the Company filed separate income tax returns. Subsequent to the Acquisition, the Company will be included in VNU's Federal and certain state and Canadian income tax returns, as deemed appropriate.

Divisional Equity.

     Divisional Equity includes historical investments and advances from Cognizant, including net transfers to/from Cognizant, third-party liabilities paid on behalf of the Company by Cognizant and amounts due to/from Cognizant for services and other charges, as well as current-period income through the Respective Periods.

Estimates.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used for, but are not limited to, the accounting for allowance for uncollectible accounts receivable, depreciation and amortization, capitalized software costs, intangibles, employee benefit plans, taxes and contingencies.

Segments.

     The Company operates in one segment providing national and local television and audience measurement services.

Reclassifications.

     Certain prior-year amounts have been reclassified to conform with the 1999 presentation.

                          NIELSEN MEDIA RESEARCH, INC.

               DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

Financial Instruments.

     The Company used an interest rate hedge agreement to manage its exposure to changes in interest rate prior to the issuance of its long-term debt securities in the second quarter of 1999. The Company does not use derivatives for trading or speculative purposes. The gain on this interest rate hedge agreement is being recognized as an adjustment to interest expense over the life of the related debt securities.

Concentrations of Credit Risk.

     The Company had trade accounts receivable and unbilled receivable balances of $72,023 and $69,073 at December 31, 1999 and 1998, respectively, principally from U.S. based customers in the television media industry.

Recently Issued Accounting Standards.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company will be required to implement SFAS 133 beginning January 1, 2001. The Company expects that the adoption of this pronouncement will not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 3.  FINANCIAL INSTRUMENTS

     At December 31, 1999, the Company's financial instruments included cash, cash equivalents, receivables, accounts payable, loans from affiliates and long-term debt. At December 31, 1999, the fair values of cash, cash equivalents, trade receivables and accounts payable approximated the carrying values because of the short-term nature of these instruments. The Company believes that the carrying value of loans from affiliates approximate their fair market value because of their recent issuance. At December 31, 1999, the Company's $150,000 (7.60%) Senior Notes were trading in the public market at 96.5.

NOTE 4.  INVESTMENT IN NETRATINGS, INC.

     On December 21, 1999 (the "Date of Acquisition"), the Company purchased 17,188,349 shares of NetRatings, Inc. ("NetRatings") common stock through the exercise of warrants and purchase of shares from NetRatings and several of its shareholders. The aggregate purchase price was approximately $246,000 of which approximately $236,000 was paid to NetRatings and approximately $10,000 was paid directly to several of its shareholders.

     The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price (including the previous purchase in the third quarter of 1999 of NetRatings Series C and Series D redeemable convertible preferred stock, which were automatically converted to NetRatings common stock prior to NetRatings initial public offering) was $257,048. The Company has made a preliminary allocation of the purchase price to the estimated fair value of assets acquired and the liabilities assumed of NetRatings. The excess of the purchase price over the Company's share of the estimated fair value of the net assets acquired of $67,089 has been established as goodwill, which is being amortized over a period of seven years.

     At December 31, 1999, the Company owned approximately 57% of the outstanding common stock of NetRatings. The results of operations of NetRatings are not included in the Company's Consolidated Statements of Operations from the Date of Acquisition, since they were not material. The following table reflects unaudited pro forma combined results of operations of the Company and NetRatings on the basis that the acquisition had taken place at the beginning of the year presented:

                                           1999              1998
                                         ---------         ---------
            Revenues ..............     $ 456,344          $402,169
            Net Income ............     $ (23,838)         $ 23,076

                          NIELSEN MEDIA RESEARCH, INC.

               DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

     In management's opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1998 or 1999 or of the future operations of the combined companies.

     The Company and NetRatings have signed an operating agreement to guide and coordinate development of the Nielsen//NetRatings Internet measurement service, which was launched March 22, 1999. An agreement covering research panel recruitment under which NetRatings pays the Company for these services also has been signed.

NOTE 5. DEBT

     During the second quarter of 1999, the Company completed a public offering of $150,000 of 7.60% Senior Notes due 2009 (the "Notes"). Proceeds from the offering were used to repay existing indebtedness under the Company's bank credit facilities. The Notes contain certain restrictive covenants.

     In connection with the Acquisition, the Company borrowed $808,360 and $328,340 from VNU. The loans are payable in 2009 and bear interest at 8.7% and 8.2% per annum, respectively. Additionally, in connection with the acquisition of NetRatings, the Company borrowed $246,000 from VNU, the loan is payable in 2009, and bears interest at 8.3% per annum.

     In connection with the Distribution in 1998, the Company borrowed $275,000 under an unsecured revolving credit facility ("Revolving Credit Facility") provided by a group of lenders led by The Chase Manhattan Bank. The Revolving Credit Facility consisted of two tranches: a 364-Day $225,000 tranche and a Three-Year $100,000 tranche. During the second quarter of 1999, the outstanding balance under the 364-Day tranche of $150,000 was repaid using the proceeds from the Notes and the 364-Day facility was terminated. During 1999, the outstanding balance of the Three-Year tranche was repaid and that facility was terminated.

     The Company and one of its subsidiaries, which serves as general partner, participate in a limited partnership. In June 1998, a third party investor contributed $25,000 to the partnership in exchange for a limited partnership interest. During the third quarter of 1999, the same investor contributed an additional $25,000 to the partnership for additional limited partnership interest. The partnership is obligated to make distributions to the third party limited partner of approximately 6.8% per annum. The third party limited partner has the ability to retire its limited interest that it obtained in June 1998 on December 31, 2000; at that time, one or more of the other partners can elect to purchase the retiring interest of the third party limited partner. The partnership licenses computer software.

                          NIELSEN MEDIA RESEARCH, INC.

               DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 6.  PENSION AND DEFINED CONTRIBUTION PLANS

     In connection with the Distribution, the Company assumed responsibility for pension benefits for active employees and retirees of the Company. An allocation of assets and liabilities and expenses for such benefits prior to July 1, 1998 has been included in the consolidated financial statements.

     The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheet for the plans:


                                                           COMPANY             PREDECESSOR COMPANY
                                                        -------------     -----------------------------
                                                           PERIOD           PERIOD
                                                         OCTOBER 27        JANUARY 1          JULY 1
                                                             TO               TO                TO
                                                        DECEMBER 31,      OCTOBER 26,      DECEMBER 31,
                                                            1999             1999              1998
                                                        ------------      -----------      ------------
 CHANGE IN BENEFIT OBLIGATION
 Benefit obligation at beginning of period ........       $39,545           $42,396          $37,727
 Service Cost .....................................           488             3,354            1,644
 Interest Cost ....................................           494             2,382            1,316
 Plan Participants contributions ..................          --                --               --
 Actuarial loss ...................................          --              (8,024)           1,951
 Benefits Paid ....................................          (109)             (563)            (242)
                                                          -------           -------          -------
 Benefit obligation at end of period ..............       $40,418           $39,545          $42,396
                                                          =======           =======          =======

 CHANGE IN PLAN ASSETS
 Fair value of plan assets at beginning of period .        65,630           $62,179          $58,292
 Actual return on plan assets .....................         3,091             4,010            4,129
 Company contribution .............................          --                --               --
 Plan Participants contributions ..................          --                --               --
 Benefits paid ....................................          (107)             (559)            (242)
                                                          -------           -------          -------
 Fair value of plan assets at end of period .......       $68,614           $65,630          $62,179
                                                          =======           =======          =======

 FUNDED STATUS                                             28,196           $26,086          $19,783
 Unrecognized actuarial gain ......................        (2,067)             --            (11,306)
 Unamortized Transition Asset .....................          --                --               (973)
 Unrecognized prior service credit ................          --                --             (2,456)
                                                          -------           -------          -------
 PREPAID BENEFIT COST .............................       $26,129           $26,086          $ 5,048
                                                          =======           =======          =======


 Weighted-average assumptions at end of period, except as indicated

         Discount rate
           July 1, 1998 ........................   7.00%
           December 31, 1998 ...................   6.75%
           October 26, 1999 ....................   7.75%
           December 31, 1999 ...................   7.75%
         Expected return on plan assets ........   9.75%
         Rate of compensation increase .........   4.16%

                          NIELSEN MEDIA RESEARCH, INC.

               DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA


     The components of net pension expense for the plans were as follows:


                                                               COMPANY             PREDECESSOR COMPANY
                                                            ------------      -----------------------------
                                                               PERIOD           PERIOD
                                                             OCTOBER 27        JANUARY 1          JULY 1
                                                                 TO               TO                TO
                                                            DECEMBER 31,      OCTOBER 26,      DECEMBER 31,
                                                                1999             1999              1998
                                                            -------------     -----------      ------------

     COMPONENT OF NET PERIODIC BENEFIT COST
     Service cost ....................................        $   488          $  3,353         $  1,644
     Interest cost ...................................            494             2,382            1,316
     Expected return on plan assets ..................         (1,025)           (4,278)          (2,419)
     Amortization of transition asset ................              0              (404)            (242)
     Amortization of prior service cost ..............              0              (195)            (117)
     Recognized actuarial loss .......................              0               (21)             (21)
                                                              -------           -------          -------
                                                              $   (43)          $   837          $   161
                                                              =======           =======          =======


     Through June 30, 1998, the Company participated in Cognizant's defined benefit pension plan covering eligible employees in the U.S. Accordingly, the Company has recorded pension expense, as allocated by Cognizant, totaling $334 for the six months ended June 30, 1998, and $1,571 for the year ended December 31, 1997.

     Certain U.S. employees of the Company also have been eligible to participate in the Company's defined contribution plan and in the Cognizant defined contribution plan during the Respective Periods. The Company makes a matching contribution of up to 50% of the employee's contribution based on specified limits of the employee's salary. The Company's expense related to these plans was $430 for the period October 27 to December 31, 1999, $2,150 for the period January 1 to October 26, 1999, and $2,278 and $2,021 for the years ended December 31, 1998 and 1997, respectively.

                                  NIELSEN MEDIA RESEARCH, INC.

                       DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA


NOTE 7.  OTHER POSTRETIREMENT BENEFIT PLANS

     In connection with the Distribution, the Company assumed responsibility for postretirement benefits for active employees and retirees of the Company. An allocation of liabilities and expenses for such benefits prior to July 1, 1998 has been included in the consolidated financial statements.

     The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheet for the plans:

                                                        COMPANY            PREDECESSOR COMPANY
                                                      ------------     ---------------------------
                                                        PERIOD          PERIOD
                                                       OCTOBER 27      JANUARY 1        JULY 1
                                                            TO            TO              TO
                                                       DECEMBER 31,    OCTOBER 26,    DECEMBER 31,
                                                           1999           1999           1998
                                                      ------------     -----------    ------------
   CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of period ......      $  9,030       $  8,840       $  8,040
   Service Cost ...................................           100            630            330
   Interest Cost ..................................           120            490            260
   Plan Participants contributions ................          --               20             10
   Actuarial (gain) loss ..........................           (30)          (860)           280
   Benefits paid ..................................           (20)           (90)           (80)
                                                         --------       --------       --------
   Benefit obligation at end of period ............      $  9,200       $  9,030       $  8,840
                                                         ========       ========       ========
   CHANGE IN PLAN ASSETS

   Fair value of plan assets at beginning of period      $   --         $   --         $   --
   Actual return on plan assets ...................          --             --             --
   Company contribution ...........................            20             70             70
   Plan Participants contributions ................          --               20             10
   Benefits paid ..................................           (20)           (90)           (80)
                                                         --------       --------       --------
   Fair value of plan assets at end of period .....      $   --         $   --         $   --
                                                         ========       ========       ========

   FUNDED STATUS ..................................      $ (9,200)      $ (9,030)      $ (8,840)
   Unrecognized actuarial (gain) loss .............           (30)          (690)           170
   Unrecognized prior service credit ..............          --             (500)          (770)
                                                         --------       --------       --------
   ACCRUED BENEFIT COST ...........................      $ (9,230)      $(10,220)      $ (9,440)
                                                         ========       ========       ========


   Weighted-average assumptions at end of period, except as indicated

                        Discount rate

                          July 1, 1998 ................................  7.00%
                          December 31, 1998 ...........................  6.75%
                          October 26, 1999 ............................  7.75%
                          December 31, 1999 ...........................  7.75%
                        Expected return on plan assets ................   N/A
                        Rate of compensation increase .................  4.16%

                                  NIELSEN MEDIA RESEARCH, INC.

                       DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA


     The components of net postretirement benefit expense for the plans were as follows:


                                                        COMPANY        PREDECESSOR COMPANY
                                                     ------------   --------------------------
                                                       PERIOD         PERIOD
                                                     OCTOBER 27      JANUARY 1       JULY 1
                                                         TO             TO             TO
                                                     DECEMBER 31,   OCTOBER 26,   DECEMBER 31,
                                                        1999           1999           1998
COMPONENT OF NET PERIODIC BENEFIT COST               ------------   -----------   ------------
Service cost ....................................     $   100       $   630        $   330
Interest cost ...................................         120           490            260
Expected return on plan assets ..................         --            --             --
Amortization of transition asset ................         --            --             --
Amortization of prior service cost ..............         --           (270)          (170)
                                                      -------       -------        -------
                                                      $   220       $   850        $   420
                                                      =======       =======        =======


     For measurement purposes, the assumed rate of future increases in per capita cost of covered postretirement health care benefits is 6.5% in 2000, decreasing gradually to 5.0% for the year 2021 and remaining constant thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:


                                                                    1% POINT      1% POINT
                                                                    INCREASE      DECREASE
                                                                    --------      --------
        Effect on total service and interest cost components
          for the six months ended December 31, 1998                  $ 50         $ (40)
        Effect on total service and interest cost components
          for the twelve months ended December 31, 1999               $ 60         $ (60)
        Effect on postretirement benefit obligation as of
          December 31, 1998                                           $850         $(740)
        Effect on postretirement benefit obligation as of
          December 31, 1999                                           $700         $(640)

                          NIELSEN MEDIA RESEARCH, INC.

               DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA


NOTE 8.  EMPLOYEE STOCK PLANS

     The Nielsen Media Research Key Employees Stock Incentive Plan provided for the grant of stock options and restricted stock to eligible employees. All options had a life of ten years, vested proportionally over three to six years and had an exercise price equal to the fair value of the common stock on the grant date. Immediately following the Cognizant Distribution, outstanding awards under the Cognizant Key Employees Stock Incentive Plan held by Company employees were adjusted in accordance with the Nielsen Media Research Plan. The adjusted awards had the same ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price, and the same vesting provisions, option periods and other terms and conditions as the original options. These adjusted awards were further adjusted to reflect the Company's one-for-three reverse stock split effective August 26, 1998.

                                                                                  WEIGHTED AVG
                                                                 SHARES          EXERCISE PRICE
                                                               -----------       --------------
         Options outstanding January 1, 1997 ...............    18,154,820            $ 8.04
         Granted ...........................................       951,219            $ 8.77
         Exercised .........................................      (575,004)           $ 7.37
         Expired ...........................................    (1,128,270)           $ 8.03
                                                                ----------            ------
         Options outstanding December 31, 1997 .............    17,402,765            $ 8.11

         Granted ...........................................     1,372,634            $15.58
         Exercised .........................................    (3,831,547)           $ 8.49
         Expired ...........................................      (745,094)           $ 8.17
                                                                ----------            ------
         Options outstanding December 31, 1998 .............    14,198,758            $ 8.87

         Granted ...........................................       143,866            $20.20
         Exercised .........................................    (1,281,599)           $ 8.08
         Expired / Cancelled ...............................      (432,504)           $ 8.60
                                                                ----------            ------
         Options outstanding October 26, 1999 ..............    12,628,521            $ 9.09
                                                                ----------            ------
         Options Cancelled .................................   (12,628,521)           $ 9.09
                                                                ----------            ------
         Balance December 31, 1999 .........................          --                 --
                                                                ==========            ======




     In connection with the acquisition, all outstanding options for Nielsen Media Research common stock held by Company employees were cancelled in exchange for consideration equal to the difference between $37.75 (the acquisition price) and the respective option exercise price. Payments for options vested as of November 15, 1999 were made in 1999. The payment for options which were scheduled to vest subsequent to November 15, 1999, are being paid out over the next two years. This aggregate future payment to former option holders is included in the captions: Restricted Cash, Deferred Compensation, Accrued and Other Current Liabilities, and Other Liabilities on the Consolidated Statements of Financial Position.

     Prior to the Acquisition, the Company maintained an Employee Stock Purchase Plan which allowed eligible employees to purchase a limited amount of common stock at the end of each quarter at a price equal to the lesser of 90% of fair market value on (a) the first trading day of the quarter or (b) the last trading day of the quarter. Fair market value was defined as the average of the high and low prices of the shares on the relevant day. This plan was discontinued in connection with the Acquisition.

                          NIELSEN MEDIA RESEARCH, INC.

               DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA


NOTE 9.  INCOME TAXES


                                                                 COMPANY                 PREDECESSOR COMPANY
                                                    ----------------------------       -----------------------
                                                        PERIOD          PERIOD
                                                      OCTOBER 27       JANUARY 1
                                                          TO              TO            YEAR ENDED DECEMBER 31,
                                                     DECEMBER 31,     OCTOBER 26,      ------------------------
                                                         1999            1999            1998            1997
                                                    -------------     ----------       --------         -------
Pretax (Loss) Income ............................      $(31,591)        $77,411         $94,231         $90,261
                                                       ========         =======         =======         =======
The provision for income taxes consisted of:
  U.S. Federal
    Current ......................................     $(11,057)        $18,553         $18,949         $23,600
    Deferred .....................................       11,057           5,425           9,969           4,674
                                                       --------         -------         -------         -------
                                                           --            23,978          28,918          28,274
                                                       --------         -------         -------         -------
  U.S. State & Local and Foreign
    Current ......................................       (1,955)          7,962           7,182           8,601
    Deferred .....................................        1,955             940           3,383             911
                                                       --------         -------         -------         -------
                                                           --             8,902          10,565           9,512
                                                       --------         -------         -------         -------
        Total ....................................        $--           $32,880         $39,483         $37,786
                                                       ========         =======         =======         =======






     The following table summarizes the significant differences between the U.S. Federal statutory taxes and the
Company's provision for income taxes for consolidated financial statement purposes:


                                                        PERIOD          PERIOD
                                                      OCTOBER 27       JANUARY 1
                                                          TO              TO            YEAR ENDED DECEMBER 31,
                                                     DECEMBER 31,     OCTOBER 26,      ------------------------
                                                         1999            1999            1998            1997
                                                    -------------     ----------       --------         -------

Tax expense at statutory rate                          $(11,057)        $27,094         $32,981         $31,591
State & Local Income Taxes net of

  Federal Tax Benefit                                    (1,271)          5,786           6,380           6,053
Valuation Allowance                                      12,328            --              --              --
Foreign                                                    --              --               122             142
                                                       --------         -------         -------         -------
                                                          $--           $32,880         $39,483         $37,786
                                                       ========         =======         =======         =======

                          NIELSEN MEDIA RESEARCH, INC.

               DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

     The Company's deferred tax assets (liabilities) are comprised of the following at December 31:

                                                      1999               1998
       Deferred Tax Assets:
         Postretirement Benefits                    $  4,270          $  3,855
         Bad Debts                                     1,276             1,226
         Liabilities to former option holders        100,296              --
         Net Operating Losses                         53,233              --
         Other                                         6,828               425
                                                     -------          --------
                                                     165,903             5,506
                                                     -------          --------
       Deferred Tax Liabilities:
         Computer Software & Intangibles             (50,908)          (38,860)
         Unbilled Revenue                             (4,605)           (5,299)
         Postretirement Benefits                      (2,694)           (2,966)
         Depreciation                                 (4,670)           (4,669)
         SFAS 115                                     (2,149)             --
                                                     -------          --------
                                                     (65,026)          (51,794)
                                                     -------          --------
       Valuation Allowance                          (100,877)             --
                                                     -------          --------
       Net Deferred Tax Liability                  $    --            $(46,288)
                                                     =======          ========

NOTE 10.  LEASE COMMITMENTS

     The Company leases office and production facilities, computers and other equipment under operating leases expiring through 2007. Rental expense under these leases amounted to $1,619 for the period from October 27 to December 31, 1999, $11,950 for the period October 27 to December 31, 1999 and $11,309 and $10,911 for the years ended December 31, 1998 and 1997, respectively. Aggregate minimum rentals under noncancellable leases are as follows:

       Years ending December 31:

           2000 .......................   $12,724
           2001 .......................    12,078
           2002 .......................    10,398
           2003 .......................     8,797
           2004 .......................     2,206
           Thereafter .................     5,182
                                          -------
                                          $51,385
                                          =======

     At the Distribution, the Company assumed certain Cognizant leases or entered into sublease agreements with IMS Health or third parties for certain facilities, computer and other equipment. These sublease agreements are principally a continuation of existing lease commitments. These commitments are included in the amounts disclosed above. Many of the leases also require the lessee to make additional payments based upon various escalation clauses relating to increases in real estate taxes, maintenance costs and the consumer price index.

NOTE 11.  OTHER TRANSACTIONS WITH AFFILIATES

     Cognizant provided certain centralized services (See Note 1) to the Company. Expenses related to these services were allocated to the Company based on utilization of specific services or, where not estimable, based on revenue of the Company in proportion to Cognizant's consolidated revenue. Management believes these allocation methods are reasonable. These allocations were $16,903 for the six months ended June 30, 1998, and $34,146 for the year ended

                          NIELSEN MEDIA RESEARCH, INC.

               DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA


December 31, 1997, and are included in operating costs and selling and administrative expenses in the Consolidated Statements of Operations. Amounts due to Cognizant for these allocated expenses are included in Divisional Equity. Net transfers to or from Cognizant are included in Divisional Equity and include advances and loans from affiliates, net cash transfers to or from Cognizant, third-party liabilities paid on behalf of the Company by Cognizant, amounts due to or from Cognizant for services and other charges, and income taxes paid on behalf of the Company by Cognizant during the Respective Periods. No interest has been charged on these transactions. The weighted average balance due from Cognizant was $338,061 for the six months ended June 30, 1998, and $334,329 for the year ended December 31, 1997 The activity in the net transfers to Cognizant account for the periods included in Divisional Equity in the Consolidated Statements of Shareholder(s')/Divisional Equity and Comprehensive Income is summarized as follows:

                                             SIX MONTHS ENDED     YEAR ENDED
                                               JUNE 30, 1998   DECEMBER 31, 1997
                                             ----------------  ----------------
Cognizant Services and Other Charges ......     $ (16,903)        $ (37,738)
Loans and Advances, Net ...................        14,714            12,151
U.S. Income Taxes .........................       (12,551)          (23,600)
Cash Transfers, Net .......................       322,066           100,294
                                                ---------         ---------
Net Transfers to Cognizant ................      $307,326         $  51,107
                                                =========          ========

     For purposes of governing certain of the ongoing relationships between the Company and IMS Health after the Cognizant Distribution and to provide for an orderly transition, the Company and IMS Health have entered into various agreements including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Shared Transaction Services Agreement, and Transition Services Agreement. Among other things, the agreements set forth principles to be applied in allocating certain Cognizant Distribution-related costs and specify portions of contingent liabilities (including certain contingent liabilities) to be shared if certain amounts are exceeded.

NOTE 12.  CAPITAL STOCK

     On October 27, 1999, the common stock of Nielsen Media Research, Inc. was acquired by a wholly owned subsidiary of VNU. This subsidiary merged with and into Nielsen Media Research, Inc., with Nielsen Media Research, Inc., being the surviving legal and accounting entity. Concurrent with the merger, the number of shares of common stock of the Company was reduced to 1,000 shares.

     On July 8, 1998, the Nielsen Media Research Board of Directors authorized a one-for-three reverse stock split which was approved at a special shareholders' meeting held on August 26, 1998. Shareholders at the close of business on that date had the right to receive one new share of Nielsen Media Research common stock in exchange for three old shares.

NOTE 13.  LITIGATION AND CONTINGENCIES

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

     In connection with the distribution of Cognizant common stock to the holders of Dun & Bradstreet Corporation ("D&B") common stock in November 1996 (the "D&B Distribution"), D&B, ACNielsen Corporation

                          NIELSEN MEDIA RESEARCH, INC.

               DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

("ACNielsen") (the parent of A.C. Nielsen Company) and Cognizant entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which ACNielsen agreed to be responsible for any potential liabilities which may ultimately be incurred by D&B or Cognizant as a result of such action, up to a maximum amount to be determined by an independent investment bank if and when any such liabilities are incurred. The determination of such maximum amount will be based on ACNielsen's ability to satisfy such liabilities and remain financially viable, subject to certain assumptions and limitations. However, Cognizant and D&B agreed that to the extent that ACNielsen is unable to satisfy any such liabilities in full and remain financially viable, Cognizant and D&B will each be responsible for 50% of the difference between the amount, if any, which may be payable as a result of such litigation and the maximum amount which ACNielsen is then able to pay as determined by such investment bank. Under the terms of the D&B Distribution Agreement, dated October 28, 1996, among Cognizant, D&B and ACNielsen (the 1996 Distribution Agreement), pursuant to which shares of Cognizant and ACNielsen were distributed to the stockholders of D&B and as a condition to the Cognizant Distribution, Nielsen Media Research and IMS Health were required to undertake to be jointly and severally liable to D&B and ACNielsen for Cognizant's obligations with respect to the IRI action. However, pursuant to the Distribution Agreement, dated as of June 30, 1998 between Cognizant and IMS Health, IMS Health and Nielsen Media Research agreed that, as between themselves, IMS Health will assume 75%, and Nielsen Media Research will assume 25%, of any payments to be made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any ongoing legal fees and expenses related thereto incurred in 1999 or there after. IMS Health agreed to be fully responsible for any legal fees and expenses incurred during 1998.

     Under the terms of the 1996 Distribution Agreement, Nielsen Media Research and IMS Health are also jointly and severally liable to D&B for taxes and accrued interest arising from certain tax assessments that may be levied by the Internal Revenue Service ("IRS") related to certain D&B tax planning strategies. Pursuant to the Distribution Agreement, Nielsen Media Research is liable to pay 25% of any payments made by D&B to the IRS, net of any related tax benefits, in excess of the first $397,000, which is payable by D&B and/or IMS Health.

     The IRS is currently reviewing D&B's utilization of certain capital losses generated during 1989 and 1990. D&B has stated that it expects that an assessment will be issued from the IRS during the second quarter of 2000. At that time, D&B will consider its options, which include satisfying its obligation to the IRS for its share of the liability. However, if an assessment is made and should the IRS prevail, in the opinion of management the impact of this transaction would not have a material effect on the results of operations, cash flows or financial position of Nielsen Media Research.

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

                          NIELSEN MEDIA RESEARCH, INC.

               Dollar amounts in thousands, except per share data

NOTE 14.  SUPPLEMENTAL FINANCIAL DATA
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA


ACCOUNTS RECEIVABLE-- NET                                                1999            1998
------------------------------------------------------------------     --------        --------
Trade ............................................................     $ 56,228        $ 56,119
Less: Allowance for Doubtful Accounts ............................       (3,103)         (2,994)
Other ............................................................        1,058           1,267
                                                                       --------        --------
                                                                       $ 54,183        $ 54,392


OTHER CURRENT ASSETS                                                     1999            1998
------------------------------------------------------------------     ---------      ---------
Deferred Income Taxes ............................................     $   --           $ 1,650
Tax Refund Receivable ............................................        5,553            --
Prepaid Expenses .................................................        6,937           4,442
                                                                       --------        --------
                                                                       $ 12,490         $ 6,092
                                                                       ========        ========

PROPERTY PLANT AND EQUIPMENT -- NET
CARRIED AT COST LESS ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                                         1999            1998
                                                                       ---------      ---------
Buildings ........................................................     $ 14,756        $ 13,448
Machinery & Equipment ............................................       54,711         149,472
Less Accumulated Depreciation ....................................       (2,673)        (99,270)
Leasehold Improvements, less: Accumulated
  Amortization of $200 and $2,597 ................................       10,391           3,586
Land .............................................................        1,050           1,050
                                                                       --------        --------
                                                                       $ 78,235        $ 68,286
                                                                       ========        ========

                                                                       COMPUTER
                                                                       SOFTWARE       INTANGIBLES
                                                                       ---------      -----------
Balance January 1, 1998 ..........................................     $ 43,093        $ 10,649
Additions at Cost ................................................       22,085          12,979
Amortization .....................................................      (10,973)         (4,066)
Other Deductions and Reclassifications ...........................       (3,630)          2,672
                                                                       --------        --------
Balance December 31, 1998 ........................................       50,575          22,234
Additions at Cost ................................................       14,985           4,723
Amortization .....................................................       (9,733)         (3,693)
Other Deductions and Reclassifications ...........................       (3,835)         (9,305)
                                                                       --------        --------
Balance October 26, 1999 .........................................       51,992          13,959
Additions at Cost ................................................        3,264             379
Amortization .....................................................       (2,234)           (762)
Other Deductions and Reclassifications ...........................          231           2,577
                                                                       --------        --------
Balance December 31, 1999 ........................................     $ 53,253        $ 16,153
                                                                       ========        ========


     Accumulated Amortization of Computer Software and Intangibles was $2,873 and $751 at December 31, 1999 and $43,173 and $19,501 at December 31, 1998
respectively.

                          NIELSEN MEDIA RESEARCH, INC.

               Dollar amounts in thousands, except per share data


OTHER ASSETS 1999 1998                                                  1999             1998
------------------------------------------------------------------    --------        ----------
Unbilled Receivables .............................................     $ 15,795        $ 12,954
Pension Assets ...................................................       28,008           7,079
Investments ......................................................        5,884           2,754
                                                                       --------        --------
                                                                       $ 49,687        $ 22,787
                                                                       ========        ========

ACCOUNTS PAYABLE                                                         1999            1998
------------------------------------------------------------------     --------        --------
Trade ............................................................     $ 16,925        $ 10,829
Payroll Taxes ....................................................        1,923           2,136
                                                                       --------        --------
                                                                       $ 18,848        $ 12,965
                                                                       ========        ========

ACCRUED AND OTHER CURRENT LIABILITIES:                                   1999            1998
------------------------------------------------------------------     ---------       ---------
Salary, Wages, Bonuses and Other Compensation ....................     $ 19,870        $ 22,715
Liabilities to former option holders .............................      118,239            --
Sales and Use Taxes ..............................................        3,675           3,511
Interest Rate Hedge Obligation ...................................         --             8,590
Other ............................................................       26,813          19,937
                                                                       --------        --------
                                                                       $168,597        $ 54,753
                                                                       ========        ========

OTHER LIABILITIES                                                        1999            1998
------------------------------------------------------------------     ---------       --------
Liabilities to former option holders .............................     $106,500          $ --
Other ............................................................        1,960            --
                                                                       --------        --------
                                                                       $108,460          $ --
                                                                       ========        ========




                                NIELSEN MEDIA RESEARCH, INC. AND SUBSIDIARIES

                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             For the years ended December 31, 1999, 1998 and 1997
                                                (In Thousands)


                     COL. A                                COL. B        COL. C         COL. D        COL. E
--------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                           Balance     Charged to                     Balance
                                                          Beginning     Costs and                       End
                   Description                            of Period     Expenses      Deductions     of Period
                   -----------                            ---------    ----------     ----------     ---------
Allowance for Doubtful Accounts:
  For the Year Ended December 31, 1999 ...............     $2,994         $286           $177          $3,103
  For the Year Ended December 31, 1998 ...............     $3,294         $317           $617          $2,994
  For the Year Ended December 31, 1997 ...............     $3,773         $329           $808          $3,294
